Form 10-Q
period 2012-10-31
NC SOLAR INC
filed 2012-12-14
CIK 1553264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number:333-183272

NC SOLAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4213903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1107 Town Creek Road Eden, NC	27288
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code(336) 432-2623

Not applicable.

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 11, 2012 there were 8,951,351shares of Common Stock, par value $0.0001 per share, outstanding.

NC SOLAR, INC.

QUARTERLY REPORT ON FORM 10-Q

OCTOBER 31, 2012

2

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Act in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to NC Solar, Inc.  “SEC” refers to the Securities and Exchange Commission.

3

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2012 (UNAUDITED) AND April 30, 2012

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011, AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO OCTOBER 31, 2012 (UNAUDITED)

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO OCTOBER 31, 2012 (UNAUDITED)

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011, AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO OCTOBER 31, 2012 (UNAUDITED)

PAGES	F-5 - F-12	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2012	2012
	(Unaudited)
ASSETS

Current Assets
Cash	$53,787	$109,710
Accounts receivable, net	859	256
Total Current Assets	54,646	109,966

Property and Equipment, net	42,991	49,274

Total Assets	$97,637	$159,240

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$12,213	$12,500
Deferred Federal grant	14,956	-
Total Liabilities	27,169	12,500

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 8,951,351 and 8,951,351 issued and outstanding, respectively	895	895
Additional paid-in capital	244,930	236,355
Deficit accumulated during the development stage	(175,357)	(90,510)
Total Stockholders' Equity	70,468	146,740

Total Liabilities and Stockholders' Equity	$97,637	$159,240

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from December 9, 2010
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011	(Inception) to October 31, 2012

Revenue	$698	$891	$1,533	$1,827	$4,121

Operating Expenses
Professional fees	28,968	-	40,660	-	89,375
General and administrative	25,751	23,333	49,459	31,666	93,842
Total Operating Expenses	54,719	23,333	90,119	31,666	183,217

Loss from Operations	(54,021)	(22,442)	(88,586)	(29,839)	(179,096)

Other Income
Grant income	-	-	3,739	-	3,739

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(54,021)	(22,442)	(84,847)	(29,839)	(175,357)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(54,021)	$(22,442)	$(84,847)	$(29,839)	$(175,357)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the year - Basic and Diluted	8,951,351	8,402,279	8,951,351	8,308,906

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Equity

For the period from December 9, 2010 (Inception) to October 31, 2012

(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance December 9, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founders ($0.0001)	-	-	7,500,000	750	-	-	-	750

Common stock issued for cash ($0.15/ per share)	-	-	551,339	55	82,645	-	(450)	82,250

In kind contribution of services	-		-	-	8,000	-	-	8,000
		-
Net loss for the period December 9, 2010 (inception) to April 30, 2011	-	-	-	-	-	(12,295)	-	(12,295)

Balance, April 30, 2011	-	-	8,051,339	805	90,645	(12,295)	(450)	78,705

Cash collected on subscription receivable	-	-	-	-	-	-	450	450

Common stock issued for cash ($0.15/ per share)	-	-	900,012	90	134,910	-	-	135,000

Stock offering costs	-	-	-	-	(10,000)	-		(10,000)

In kind contribution of services	-	-	-	-	20,800	-	-	20,800

Net loss, for the year ended April 30, 2012	-	-	-	-	-	(78,215)	-	(78,215)

Balance, April 30, 2012	-	-	8,951,351	895	236,355	(90,510)	-	146,740

Stock offering costs	-	-	-	-	(1,825)	-		(1,825)

In kind contribution of services	-	-	-	-	10,400	-	-	10,400

Net loss, for the six months ended October 31, 2012	-	-	-	-	-	(84,847)	-	(84,847)

Balance, October 31, 2012	-	$-	8,951,351	$895	$244,930	$(175,357)	$-	$70,468

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended		For the Period from December 9, 2010
	October 31, 2012	October 31, 2011	(Inception) to October 31, 2012
Cash Flows Used In Operating Activities:
Net Loss	$(84,847)	$(29,839)	$(175,357)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	6,283	6,266	19,327
In-kind contribution of services	10,400	10,400	39,200
Changes in operating assets and liabilities:
Increase in accounts receivable	(603)	(500)	(859)
Increase (decrease) in accounts payable	(287)	-	12,213
Increase (decrease) in deferred Federal grant	14,956	-	14,956
Net Cash Used In Operating Activities	(54,098)	(13,673)	(90,520)

Cash Flows From Investing Activities:
Payment for fixed assets	-	-	(62,318)
Net Cash Used In Investing Activities	-	-	(62,318)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	(1,825)	51,250	206,625
Net Cash Provided by (Used In) Financing Activities	(1,825)	51,250	206,625

Net Increase (Decrease) in Cash	(55,923)	37,577	53,787

Cash at Beginning of Year/Period	109,710	19,467	-

Cash at End of Year/Period	$53,787	$57,044	$53,787

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

 (A) Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

NC Solar, Inc. (a development stage company) was incorporated under the laws of the State of Nevada on December 9, 2010 to develop solar energy collection farms on commercial and/or industrial buildings located on distressed, blighted and/or underutilized commercial land in North Carolina and other southern states of the U.S. Renewable energy collected by these farms of solar collection panel systems will be sold directly to local utility companies for resale to their customers.

Stoneville Solar, LLC. (a development stage company) was incorporated under the laws of the State of North Carolina on December 14, 2010.

Activities during the development stage include developing the business plan and raising capital.

(B) Principles of Consolidation

The accompanying 2012 and 2011 condensed consolidated financial statements include the accounts of NC Solar, Inc. and its wholly owned subsidiary, Stoneville Solar, LLC(collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

(UNAUDITED)

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of deferred tax assets. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2012 and April 30, 2012 the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of October 31, 2012 and October 31, 2011 there were no common share equivalents outstanding.

(F) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

(UNAUDITED)

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company generates revenue from the sale of energy collected by the photovoltaic system monthly as the revenue is earned. The Company recognized Grant Income at the time it is earned and all grant provisions have been satisfied and the grants are non refundable.

(I) Equipment

The Company values equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company depreciates equipment over a five-year useful life.

In accordance with ASC No. 360, Property, Plant and Equipment, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There were no impairment losses recorded during the periods ended October 31, 2012 and 2011.

(J) Concentration of Credit Risk

At October 31, 2012 and April 30, 2012, accounts receivable of $859 and $256, respectively, consisted of two main types of receivables; receivables from local utility company for energy resale and energy rebate from the State of North Carolina.

For the six months ended October 31, 2012, the local utility company accounted for approximately 22% of revenues and 13% of the total outstanding accounts receivable and the energy rebate from the state of North Carolina accounted for 78% of revenues and 87% of the total outstanding accounts receivable.

For the six months ended October 31, 2011, the local utility company accounted for approximately 22% of revenues and the energy rebate from the state of North Carolina accounted for 78% of revenues.

(K) Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

(UNAUDITED)

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08. The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

(UNAUDITED)

NOTE 2	ACCOUNTS RECEIVABLE

At October 31, 2012 and April 30, 2012, the Company had the following accounts receivable:

	October 31, 2012	April 30, 2012
Accounts receivable	$859	$256
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$859	$256

NOTE 3	PROPERTY AND EQUIPMENT

At October 31, 2012 and April 30, 2012, property and equipment assets were as follows:

	October 31, 2012	April 30, 2012
Property and equipment	$62,318	$62,318
Less accumulated depreciation	(19,327)	(13,044)
Total equipment, net	$42,991	$49,274

Depreciation and amortization expense for the six months ended October 31, 2012 and October 31, 2011 and for the period from December 9, 2010 (Inception) to October 31, 2012 was $6,283, $6,266, and $19,327, respectively.

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on December 9, 2010. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series. As of October 31, 2012, no preferred shares are issued and outstanding. Rights and preferences are to be determined by the board of directors.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

(UNAUDITED)

(B) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

For the year ended April 30, 2012 the Company issued 900,012 shares of common stock for $135,000 ($0.15/share), less direct offering costs of $11,825.

For the period ended April 30, 2011 the Company issued 551,339 shares of common stock for $82,700 ($0.15/share) less stock subscription receivable of $450 which was collected in November 30, 2011.

During December 2010 the Company also issued 7,500,000 shares of common stock to its two founders for $750 ($0.0001 per share) in exchange for cash (See Note 6).

(C) In-Kind Contribution

For the six months ended October 31, 2012, two shareholders of the Company contributed services having a fair value of $10,400 (See Note 6).

For the year ended April 30, 2012, two shareholders of the Company contributed services having a fair value of $20,800 (See Note 6).

For the period ended April 30, 2011 two shareholders of the Company contributed services having a fair value of $8,000 (See Note 6).

NOTE 5	COMMITMENTS

(A) Consulting Agreements

On August 1, 2011 the Company entered into a consulting agreement to receive administrative and other miscellaneous services. The Company is required to pay $5,000 a month. The agreement is to remain in effect unless either party desired to cancel the agreement.

(B) Operating Lease Agreements

On August 11, 2011, the Company executed a one-year non-cancelable operating lease for a place to locate its photovoltaic equipment. The lease began on April 1, 2011 and expired on April 1, 2012. The Company currently leases the location on a month-to-month basis at a rate of $2 per month.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

(UNAUDITED)

(C) Energy Agreements

On February 21, 2011, the Company entered into a service agreement with Duke Energy Carolinas, LLC. Effective, February 14, 2011 the Company agrees to produce and sell to Duke Energy electric power. The term of this agreement is five years, and continuing thereafter until terminated by either party upon giving sixty days written notice of termination. The Company will deliver to Duke Energy throughout the term of the agreement approximately 9 kilowatts of energy during On-Peak periods.

On February 3, 2011, the Company was selected to participate as solar energy supplier to the NC GreenPower program. As a result, NC GreenPower agrees to provide a premium of $0.15 per kWh for energy generated and supplied to the electric grid. NC GreenPower agrees to provide this premium for up to 14,309 kWh per year. This is a five year agreement.

NOTE 6	RELATED PARTY TRANSACTIONS

For the six months ended October 31, 2012, two shareholders of the Company contributed services having a fair value of $10,400 (See Note 4(C)).

For the year ended April 30, 2012 two shareholders of the Company contributed services having a fair value of $20,800 (See Note 4(C)).

For the period ended April 30, 2011 two shareholders of the Company contributed services having a fair value of $8,000 (See Note 4(C)).

On December 20, 2010, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $500 ($0.0001/share) in exchange for cash (See Note 4 (B)).

On December 17, 2010, the Company issued 2,500,000 shares of common stock to its founder having a fair value of $250 ($0.0001/share) in exchange for cash (See Note 4 (B)).

NOTE 7	OTHER INCOME

In June 2012, the Company was awarded a grant in the amount $18,695 under the American Recovery and Reinvestment Act of 2009 for the photovoltaic system placed into service. The grant requires the Company to keep the system in place for 5 years and file annual usage reports. If the Company fails to maintain the system or fails to file the annual report, the grant is refundable to the Internal Revenue Service at a prorated amount over 5 years. The amount was recorded as a deferred Federal grant and will be recognized over 5 years on the anniversary date of the award. As of October 31, 2012, the Company has a deferred Federal grant of $14,956 and has recognized $3,739 of the grant as other income.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

(UNAUDITED)

NOTE 8	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations, used cash in operations of $90,520 from inception and has a net loss since inception of $175,357. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9	SUBSEQUENT EVENT

On November 13, 2012, the Company received a promissory note from Alternative Energy and Environmental Solutions, Inc. (the “Borrower”) in exchange for $6,034. The note is non interest bearing and due on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

We were incorporated in the state of Nevada on December 9, 2010. We were formed with the goal of developing solar energy collection farms on commercial and/or industrial buildings located on distressed, blighted and/or underutilized commercial land in North Carolina and other southern states of the United States. Renewable energy collected by these farms of solar collection panel systems will be sold directly to local utility companies for resale to their customers.

Through our wholly-owned subsidiary, Stoneville Solar, LLC, a North Carolina limited liability company established on December 14, 2010, we lease space on the roofs or warehouses, where we install photovoltaic systems. We then sell the energy that we produce to local utilities, which resale the energy to their customers. North Carolina utility companies are currently purchasing solar power collected on rooftops at $0.05 - 0.07 per kWh. We take advantage of federal, state, and local incentives for clean energy, including tax credits.

In particular, we are targeting rooftops of warehouses, storage facilities or other structures on brown-field or otherwise underutilized commercial land, for the creation of solar collection farms that generate renewable energy that can be sold directly to area utilities in North Carolina and other southern states. Utilities in the Southeast have been willing to purchase as much energy as alternative and clean energy producers can generate. We believe that the energy demands will continue to increase in the near future.

Plan of Operation

We plan to take advantage of tax credits and renewable energy investment incentives that can help defray the upfront installation costs for each installation. Through our subsidiary, Stoneville Solar, LLC, we are operating our initial facility atop a warehouse building in Stoneville, NC. North Carolina utility companies are currently purchasing solar power collected on rooftops at $0.05-0.07 per kWh. Our first project is fully operational and the Company is looking for additional projects and other ways to increase its revenues.

We plan to replicate this model for developing solar collection systems across a variety of distressed, blighted and/or under-utilized commercial and industrial properties in North Carolina and other southern states, where sunlight is at a maximum and cost of installation can be significantly discounted by tax incentives and renewable energy development funding.

We intend to use the proceeds from our latest private placement (i) to pay operating and business development expenses, (ii) to pay other expenses related to marketing of solar energy projects, and (iii) for general working capital. Amounts actually expended and the timing of expenditures may vary considerably based on several factors including our results of operations.

Going Concern

As reflected in the accompanying consolidated financial statements, we are in the development stage with limited operations, used cash in operations of $90,520 from inception through October 31, 2012 and have a net loss from inception through October 31, 2012 of $175,357. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Results of Operations

Results of operations for the three and six months ended October 31, 2012 as compared to the three and six months ended October 31, 2011

Revenues.  Revenues for the three and six month periods ended October 31, 2012 were $698 and $1,533, respectively, as compared with $891 and $1,827 for the three and six month periods, respectively, ended October 31, 2011.

Operating Expenses. Operating expenses for the three and six month periods ended October 31, 2012 were $54,719 and $90,119, as compared with $23,333 and $31,666 for the three and six month periods, respectively, ended October 31, 2011. The increase in operating expenses in the three and six months periods ended October 31, 2012 was primarily attributable to increase in professional fees due for our plan in going public and increase in general and administrative fees to implement our business plan.

Net Loss. Our net loss for the three and six month periods ended October 31, 2012 were ($54,021) and ($84,847), as compared with ($22,442) and ($29,839) for the three and six month periods, respectively, ended October 31, 2011.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $53,787 at October 31, 2012.

Net Cash Used in Operating Activities.  Net cash of ($54,098) was used for operating activities in the six month period ended October 31, 2012, as opposed to ($13,673) in the six month period ended October 31, 2011. From December 9, 2010 (inception) to October 31, 2012, net cash of ($90,520) was used for operating activities.

Net Cash Provided By (Used In) Financing Activities. Net cash of ($1,825) was used in was used in financing activities in the six month period ended October 31, 2012, as opposed to $51,250 provided by financing activities in the six month period ended October 31, 2011. From December 9, 2010 (inception) to October 31, 2012, net cash of $206,625 was generated from financing activities.

The Company expended significant funds on professional fees due the fact that we recently went public. The Company also used funds to purchase equipment to implement our business plan. We expect that we will still have significant professional expenses due to the costs of being a public company, but that they will be lower than the one-time expense of going public. We anticipate that we will have enough cash to sustain operations for at least a year.

Management may decide, based on market conditions, to seek future private placements if management believes such private placements are in the best interests of the Company.

The revenue that we have earned from our initial facility in North Carolina has been minimal as we only earned $1,533 in the six months ended October 31, 2012 and $4,121 from December 9, 2010 (Inception) to October 31, 2012. However, we believe that we will be able to significant increase our revenue after we install additional solar panels in this location. This location has the capacity to be increased substantially.

We do not anticipate researching any further products or services nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees other than those noted above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Policies and Estimates

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company generates revenue from the sale of energy collected by the photovoltaic system monthly as the revenue is earned.

Income Tax

We are subject to state and federal income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our statement of operations and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement.

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08. The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and is therefore not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of October 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NC SOLAR, INC.

Date: December 14, 2012	By:	/s/ Jeffrey Alt
Jeffrey Alt
President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) and Director

