Form 10-Q
period 2013-01-31
NC SOLAR INC
filed 2013-03-15
CIK 1553264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 333-183272

NC SOLAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4213903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1107 Town Creek Road Eden, NC	27288
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (336) 432-2623

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

Yes ☐ No ☒

As of March 15, 2013 there were 8,951,351 shares of common stock, par value $0.0001 per share, outstanding.

NC SOLAR, INC.

QUARTERLY REPORT ON FORM 10-Q

January 31, 2013

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2013 (UNAUDITED) AND April 30, 2012

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2013 AND 2012, AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO JANUARY 31, 2013 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO JANUARY 31, 2013 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2013 AND 2012, AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO JANUARY 31, 2013 (UNAUDITED)

PAGES	6 - 13	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2012	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$19,360	$109,710
Note receivable	6,034	-
Accounts receivable, net	114	256
Total Current Assets	25,508	109,966

Property and Equipment, net	39,850	49,274

Total Assets	$65,358	$159,240

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$6,096	$12,500
Deferred Federal grant	14,956	-
Total Liabilities	21,052	12,500

Commitments and Contingencies (See Note 6)

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 8,951,351 and 8,951,351 issued and outstanding, respectively	895	895
Additional paid-in capital	250,130	236,355
Deficit accumulated during the development stage	(206,719)	(90,510)
Total Stockholders' Equity	44,306	146,740

Total Liabilities and Stockholders' Equity	$65,358	$159,240

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from December 9, 2010
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012	(Inception) to January 31, 2013

Revenue	$335	$218	$1,868	$2,045	$4,456

Operating Expenses
Professional fees	4,746	-	45,406	-	94,121
General and administrative	26,951	23,873	76,410	55,539	120,793
Total Operating Expenses	31,697	23,873	121,816	55,539	214,914

Loss from Operations	(31,362)	(23,655)	(119,948)	(53,494)	(210,458)

Other Income
Grant income	-	-	3,739	-	3,739

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(31,362)	(23,655)	(116,209)	(53,494)	(206,719)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(31,362)	$(23,655)	$(116,209)	$(53,494)	$(206,719)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year - Basic and Diluted	8,951,351	8,410,793	8,951,351	8,343,913

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Equity

For the period from December 9, 2010 (Inception) to January 31, 2013

(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance December 9, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founders ($0.0001)	-	-	7,500,000	750	-	-	-	750

Common stock issued for cash ($0.15/ per share)	-	-	551,339	55	82,645	-	(450)	82,250

In kind contribution of services	-		-	-	8,000	-	-	8,000
		-
Net loss for the period December 9, 2010 (inception) to April 30, 2011	-	-	-	-	-	(12,295)	-	(12,295)

Balance, April 30, 2011	-	-	8,051,339	805	90,645	(12,295)	(450)	78,705

Cash collected on subscription receivable	-	-	-	-	-	-	450	450

Common stock issued for cash ($0.15/ per share)	-	-	900,012	90	134,910	-	-	135,000

Stock offering costs	-	-	-	-	(10,000)	-		(10,000)

In kind contribution of services	-	-	-	-	20,800	-	-	20,800

Net loss, for the year ended April 30, 2012	-	-	-	-	-	(78,215)	-	(78,215)

Balance, April 30, 2012	-	-	8,951,351	895	236,355	(90,510)	-	146,740

Stock offering costs	-	-	-	-	(1,825)	-		(1,825)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss, for the nine months ended January 31, 2013	-	-	-	-	-	(116,209)	-	(116,209)

Balance, January 31, 2013	-	$-	8,951,351	$895	$250,130	$(206,719)	$-	$44,306

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended		For the Period from December 9, 2010
	January 31, 2013	January 31, 2012	(Inception) to January 31, 2013
Cash Flows Used In Operating Activities:
Net Loss	$(116,209)	$(53,494)	$(206,719)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	9,424	9,399	22,468
In-kind contribution of services	15,600	15,600	44,400
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	142	(102)	(114)
Increase (decrease) in accounts payable	(6,404)	-	6,096
Increase in deferred Federal grant	14,956	-	14,956
Net Cash Used In Operating Activities	(82,491)	(28,597)	(118,913)

Cash Flows From Investing Activities:
Payment for fixed assets	-	-	(62,318)
Loan receivable	(6,034)	-	(6,034)
Net Cash Used In Investing Activities	(6,034)	-	(68,352)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	(1,825)	54,950	206,625
Net Cash Provided by (Used In) Financing Activities	(1,825)	54,950	206,625

Net Increase (Decrease) in Cash	(90,350)	26,353	19,360

Cash at Beginning of Year/Period	109,710	19,467	-

Cash at End of Year/Period	$19,360	$45,820	$19,360

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2013

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

(B) Principles of Consolidation

The accompanying 2013 and 2012 condensed consolidated financial statements include the accounts of NC Solar, Inc. and its wholly owned subsidiary, Stoneville Solar, LLC(collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2013

(UNAUDITED)

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of deferred tax assets and collectability of notes receivable. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2013 and April 30, 2012 the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of January 31, 2013 and January 31, 2012 there were no common share equivalents outstanding.

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

AS OF JANUARY 31, 2013

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

There were no impairment losses recorded during the periods ended January 31, 2013 and 2012.

(J) Concentration of Credit Risk

At January 31, 2013 and April 30, 2012, accounts receivable of $114 and $256, respectively, consisted of two main types of receivables; receivables from local utility company for energy resale and energy rebate from the State of North Carolina.

For the nine months ended January 31, 2013, the local utility company accounted for approximately 19% of revenues and 27% of the total outstanding accounts receivable and the energy rebate from the state of North Carolina accounted for 81% of revenues and 73% of the total outstanding accounts receivable.

For the nine months ended October 31, 2011, the local utility company accounted for approximately 20% of revenues and the energy rebate from the state of North Carolina accounted for 80% of revenues.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2013

(UNAUDITED)

(K) Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2013

(UNAUDITED)

NOTE 2	ACCOUNTS RECEIVABLE

At January 31, 2013 and April 30, 2012, the Company had the following accounts receivable:

	January 31, 2013	April 30, 2012
Accounts receivable	$114	$256
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$114	$256

NOTE 3	PROPERTY AND EQUIPMENT

At January 31, 2013 and April 30, 2012, property and equipment assets were as follows:

	January 31, 2013	April 30, 2012
Property and equipment	$62,318	$62,318
Less accumulated depreciation	(22,468)	(13,044)
Total equipment, net	$39,850	$49,274

Depreciation expense for the nine months ended January 31, 2013, January 31, 2012 and for the period from December 9, 2010 (inception) to January 31, 2013 was $9,424, $9,399, and $22,468, respectively.

NOTE 4	NOTE RECEIVABLE

On November 13, 2012, the Company received a promissory note from Alternative Energy and Environmental Solutions, Inc. (the “Borrower”) in exchange for $6,034. The note is non-interest bearing and due on demand.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2013

(UNAUDITED)

NOTE 5	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on December 9, 2010. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series. As of January 31, 2013, no preferred shares are issued and outstanding. Rights and preferences are to be determined by the board of directors.

(B) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

For the year ended April 30, 2012, the Company issued 900,012 shares of common stock for $135,000 ($0.15/share), less direct offering costs of $11,825.

For the period ended April 30, 2011, the Company issued 551,339 shares of common stock for $82,700 ($0.15/share) less stock subscription receivable of $450 which was collected in November 30, 2011.

During December 2010, the Company also issued 7,500,000 shares of common stock to its two founders for $750 ($0.0001 per share) in exchange for cash (See Note 7).

(C) In-Kind Contribution

For the nine months ended January 31, 2013, two shareholders of the Company contributed services having a fair value of $15,600 (See Note 7).

For the year ended April 30, 2012, two shareholders of the Company contributed services having a fair value of $20,800 (See Note 7).

For the period ended April 30, 2011 two shareholders of the Company contributed services having a fair value of $8,000 (See Note 7).

NOTE 6	COMMITMENTS

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

AS OF JANUARY 31, 2013

(UNAUDITED)

(B) Operating Lease Agreements

On August 11, 2011, the Company executed a one-year non-cancelable operating lease for a place to locate its photovoltaic equipment. The lease began on April 1, 2011 and expired on April 1, 2012. The Company currently leases the location on a month-to-month basis at a rate of $2 per month.

(C) Energy Agreements

On February 21, 2011, the Company entered into a service agreement with Duke Energy Carolinas, LLC. Effective, February 14, 2011 the Company agrees to produce and sell to Duke Energy electric power. The term of this agreement is five years, and continuing thereafter until terminated by either party upon giving ninety days written notice of termination. The Company will deliver to Duke Energy throughout the term of the agreement approximately 9 kilowatts of energy during On-Peak periods.

On February 3, 2011, the Company was selected to participate as solar energy supplier to the NC GreenPower program. As a result, NC GreenPower agrees to provide a premium of $0.15 per kWh for energy generated and supplied to the electric grid. NC GreenPower agrees to provide this premium for up to 14,309 kWh per year. This is a five year agreement.

NOTE 7	RELATED PARTY TRANSACTIONS

For the nine months ended January 31, 2013, two shareholders of the Company contributed services having a fair value of $15,600 (See Note 5(C)).

For the year ended April 30, 2012 two shareholders of the Company contributed services having a fair value of $20,800 (See Note 5(C)).

For the period ended April 30, 2011 two shareholders of the Company contributed services having a fair value of $8,000 (See Note 5(C)).

On December 20, 2010, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $500 ($0.0001/share) in exchange for cash (See Note 5 (B)).

On December 17, 2010, the Company issued 2,500,000 shares of common stock to its founder having a fair value of $250 ($0.0001/share) in exchange for cash (See Note 5 (B)).

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2013

(UNAUDITED)

NOTE 8	OTHER INCOME

In June 2012, the Company was awarded a grant in the amount $18,695 under the American Recovery and Reinvestment Act of 2009 for the photovoltaic system placed into service. The grant requires the Company to keep the system in place for 5 years and file annual usage reports. If the Company fails to maintain the system or fails to file the annual report, the grant is refundable to the Internal Revenue Service at a prorated amount over 5 years. The amount was recorded as a deferred Federal grant and will be recognized over 5 years on the anniversary date of the award. As of January 31, 2013, the Company has a deferred Federal grant of $14,956 and has recognized $3,739 of the grant as other income.

NOTE 9	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the development stage with no material operations, used cash in operations of $118,913 from inception and has a net loss since inception of $206,719. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Through our wholly-owned subsidiary, Stoneville Solar, LLC, a North Carolina limited liability company established on December 14, 2010, we lease space on the roofs of warehouses, where we install photovoltaic systems. We then sell the energy that we produce to local utilities, which resell the energy to their customers. North Carolina utility companies are currently purchasing solar power collected on rooftops at $0.05 - 0.07 per kWh. We take advantage of federal, state, and local incentives for clean energy, including tax credits.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we are in the development stage with limited operations, used cash in operations of $118,913 from inception through January 31, 2013 and have a net loss from inception through January 31, 2013 of $206,719. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Results of Operations

Results of operations for the three and nine months ended January 31, 2013 as compared to the three and nine months ended January 31, 2012

Revenues. Revenues for the three and nine month periods ended January 31, 2013 were $335 and $1,868, respectively, as compared with $218 and $2,045 for the three and nine month periods, respectively, ended January 31, 2012. The increase for the three months ended January 31, 2013 is primarily attributable to the increase in the amount of energy our photovoltaic systems were able to produce. The decrease for the nine months period ended January 31, 2013 from the comparable period last year is primarily attributable to the decrease in the amount of energy our photovoltaic systems were able to produce.

Operating Expenses. Operating expenses for the three and nine month periods ended January 31, 2013 were $31,697 and $121,816, as compared with $23,873 and $55,539 for the three and nine month periods, respectively, ended January 31, 2012. The increase in operating expenses in the three and nine months periods ended January 31, 2013 was primarily attributable to increase in professional fees due for our plan in going public and increase in general and administrative fees to implement our business plan.

Net Loss. Our net loss for the three and nine month periods ended January 31, 2013 were ($31,362) and ($116,209), as compared with ($23,655) and ($53,494) for the three and nine month periods, respectively, ended January 31, 2012. The increase for the three month and nine month periods ended January 31, 2013 is primarily attributable to increased professional fees.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $19,360 at January 31, 2013.

Net Cash Used in Operating Activities. Net cash of ($82,491) was used for operating activities in the nine month period ended January 31, 2013, as opposed to ($28,597) in the nine month period ended January 31, 2012. From December 9, 2010 (inception) to January 31, 2013, net cash of ($118,913) was used for operating activities.

Net Cash Provided By (Used In) Investing Activities. Net cash of ($6,034) was used in was used in investing activities in the nine month period ended January 31, 2013, as opposed to $0 provided by investing activities in the nine month period ended January 31, 2012. From December 9, 2010 (inception) to January 31, 2013, net cash of ($68,352) was generated from investing activities

Net Cash Provided By (Used In) Financing Activities. Net cash of ($1,825) was used in was used in financing activities in the nine month period ended January 31, 2013, as opposed to $54,950 provided by financing activities in the nine month period ended January 31, 2012. From December 9, 2010 (inception) to January 31, 2013, net cash of $206,625 was used from financing activities.

The Company expended significant funds on professional fees due the fact that we recently went public. The Company also used funds to purchase equipment to implement our business plan. We expect that we will still have significant professional expenses due to the costs of being a public company, but that they will be lower than the one-time expense of going public. We anticipate that we will have generate enough revenue or enter into additional debt or equity financings to have enough cash to sustain operations for at least a year. However, we cannot make any assurance that we will be successful in generating enough revenue or obtain additional financings to sustain operations. Moreover, our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern.

Management may decide, based on market conditions, to seek future private placements if management believes such private placements are in the best interests of the Company.

The revenue that we have earned from our initial facility in North Carolina has been minimal as we only earned $1,868 in the nine months ended January 31, 2013 and $4,456 from December 9, 2010 (Inception) to January 31, 2013. However, we believe that we will be able to significantly increase our revenue after we install additional solar panels in this location.

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

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company and is therefore not required to provide this information.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of January 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

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

NC SOLAR, INC.

Date: March 15, 2013	By:	/s/ Jeffrey Alt
Jeffrey Alt
President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) and Director

