Form 10-K
period 2013-04-30
NC SOLAR INC
filed 2013-07-29
CIK 1553264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-183272

NC Solar, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4213903
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

1107 Town Creek Road Eden, NC	27288
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 432-2623

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☒   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

The Company is no longer subject to Section 15(d) due to the fact that they do not have more than 300 holders of record.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 31, 2012: $0.

As of July 24, 2013, there were approximately 8,951,351 shares of the registrant’s ordinary shares outstanding.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to NC Solar, Inc. and its consolidated subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

PART I

Item 1.	Business.

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

Through our wholly-owned subsidiary, Stoneville Solar, LLC, a North Carolina limited liability company established on December 14, 2010, we lease space on the roofs or warehouses, where we install photovoltaic systems. We then sell the energy that we produce to our only customer, Duke Energy Carolina, LLC, an energy utility company in North Carolina which re-sells the energy to their customers. All of our sales to date have been to Duke Energy Carolina, LLC, which is currently purchasing solar power collected on rooftops at $0.05 - 0.07 per kWh. We take advantage of federal, state, and local incentives for clean energy, including tax credits.

In particular, we are targeting rooftops of warehouses, storage facilities or other structures on brown-field or otherwise underutilized commercial land, for the creation of solar collection farms that generate renewable energy that can be sold directly to area utilities in North Carolina and other southern states.

Utilities in the Southern United States have quotas for renewable energy that they have to provide to customers, and at this point very few if any utilities in the Southeast are meeting their quotas. Accordingly, as of this time, utilities in the Southeast have been willing to purchase as much energy as alternative and clean energy producers can generate. We believe that if these quotas remain in place, there will continue to be a market for the energy that we produce.

Operation

We purchase our photovoltaic systems through local solar energy companies, who also perform the installation of these systems on the warehouses that we lease. We plan on continuing this arrangement as we expand our business.

We currently have one solar power installation, in Stoneville, North Carolina, which currently has a 9.9 kW solar photovoltaic generator installed. We collect the power that we generate at this installation and then sell it to Duke Energy Carolina, LLC, an energy utility company in North Carolina.

In addition, we currently receive a subsidy through NC GreenPower Corporation (“NC GreenPower”), a governmental organization that promotes clean energy. NC GreenPower has agreed to provide a premium of $0.15 per kWh generated, up to 14,309 kWh per year, for a total potential subsidy of $715.45 per year after administrative fees.

Marketing

Currently, we are not actively marketing our product because energy sales are a regulated business and we only have one customer. We are looking for more sites (roofs and warehouses) to add solar units so that we can generate more power.

Customers

We currently have only one customer: Duke Energy Carolina, LLC, which is an energy utility company in North Carolina. We may seek other customers if our arrangement with Duke Energy is terminated or materially changes, or if other customers are offering a higher price for solar energy.

On February 3, 2011, we were selected to participate as a solar energy supplier to the NC GreenPower program for a term of five years. As a result, NC GreenPower agreed to pay a premium of $0.15 per kWh for energy generated and supplied to the electric grid. NC GreenPower agreed to pay this premium for up to 14,309 kWh per year. On February 21, 2011, we entered into a service agreement with Duke Energy Carolinas, LLC. Effective, April 14, 2011, we agreed to produce and sell to Duke Energy electric power. The term of this agreement is five years, and continuing thereafter until terminated by either party upon giving sixty days written notice of termination. We will deliver to Duke Energy throughout the term of the agreement approximately 9 kilowatts of energy during On-Peak periods.

Competition

There is little local competition in North Carolina in our market segment. Energy companies are required to use a percent of alternative energy sources and they are nowhere near reaching their required level. Accordingly, there will be a market for our product even if additional alternative energy companies provide services in our area.

Intellectual Property

We do not have any intellectual property, such as patents, know-how or trademarks. We do not have any licenses, franchises, concessions or royalty agreements.

Regulations

Besides the regulations listed below, we are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our energy, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

There are many requirements before a renewable energy provider can sell their power to a utility company in North Carolina. First, a facility must obtain a certificate of public convenience and necessity (“CPCN”) or file a report with the Commission if a CPCN is not required.  Second, all owners of renewable energy facilities that wish to sell Renewable Energy Certificates to an electric service provider to comply with North Carolina’s Renewable Energy and Energy Efficiency Portfolio Standard must register the facility with the Commission and annually re-certify the registration.  Third, after obtaining Commission registration as renewable energy facility, the facility’s owner must register with the North Carolina Renewable Energy Tracking System (“NC-RETS”).

We currently comply with North Carolina regulations for producing and selling energy to local utilities and are generating revenue by selling energy to Duke Energy Carolina, LLC.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Employees

We have only two part-time employees – Jeffrey L. Alt and Matthew T. Croslis, each of who is employed elsewhere and has the flexibility to work for our company up to 10 hours per week. They are prepared to devote more time to our operations as may be required and as our finances permit. We do not plan to hire additional employees at this time. However we may retain consulting staff on a contract basis. On August 1, 2011, we entered into a consulting agreement to receive administrative and other miscellaneous services.

Facilities

Our principal executive office is located at 1107 Town Creek Road, Eden, NC 27288, and our telephone number is (336) 432-2623. We do not have a lease agreement for this property. This property is leased by our Chief Executive Officer, Jeffrey L. Alt, and he permits us to use the space at no cost to run the business.

Our wholly owned subsidiary, Stoneville Solar LLC, leases 2,000 square feet of roof space at a warehouse located at 204 South Henry Street, Stoneville, NC, where it has installed solar panels. The original lease commenced on April 1, 2011 and terminated on April 1, 2012, and it is now a month-to-month lease at a rate of $2 per month.

Litigation

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

Item 1A.       Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.       Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.          Properties.

Our principal executive office is located at 1107 Town Creek Road, Eden, NC 27288, and our telephone number is (336) 432-2623. We do not have a lease agreement for this property. This property is leased by our Chief Executive Officer, Jeffrey L. Alt, and he permits us to use the space at no cost to run the business.

Our wholly owned subsidiary, Stoneville Solar LLC, leases 2,000 square feet of roof space at a warehouse located at 204 South Henry Street, Stoneville, NC, where it has installed solar panels. The original lease commenced on April 1, 2011 and terminated on April 1, 2012, and it is now a month-to-month lease at a rate of $2 per month.

Item 3.          Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.         Mine Safety Disclosures.

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB and OTCBB under the symbol “NCSO”. The OTCQB and OTCBB are quotation services that display real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB and OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange.

No established public trading market exists for the Company’s common stock. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s common stock.

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

Approximate Number of Equity Security Holders

As of July 24, 2013 there were approximately 45 shareholders of record.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we are in the development stage with limited operations, used cash in operations of ($135,001) from inception through April 30, 2013 and have a net loss from inception through April 30, 2013 of ($282,359). This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Results of Operations

Results of operations for the fiscal year ended April 30, 2013 as compared to the fiscal year ended April 30, 2012

Revenues. Revenues for the fiscal year ended April 30, 2013 were $2,268, as compared with $2,588 for the fiscal year ended April 30, 2012. The decrease for the fiscal year ended April 30, 2013 is primarily attributable to the decrease in the amount of energy our photovoltaic systems were able to produce.

Operating Expenses. Operating expenses for the fiscal year ended April 30, 2013 were $201,595, as compared with $80,803 for the fiscal year ended April 30, 2012. The increase in operating expenses in fiscal year ended April 30, 2013 was primarily attributable to the increase in professional fees due to costs of being a public company and the increase in general and administrative to implement our business plan.

Net Loss. Our net loss for the fiscal year ended April 30, 2013 were ($191,849), as compared with ($78,215) and for the fiscal year ended April 30, 2012. The increase for the fiscal year ended April 30, 2013 is primarily attributable to increased professional fees.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $3,272 at April 30, 2013.

Net Cash Used in Operating Activities. Net cash of ($98,579) was used for operating activities in the fiscal year ended April 30, 2013, as opposed to ($35,207) in the fiscal year ended April 30, 2012. From December 9, 2010 (inception) to April 30, 2013, net cash of ($135,001) was used for operating activities.

Net Cash Used In Investing Activities. Net cash of ($6,034) was used in was used in investing activities in the fiscal year ended April 30, 2013, as opposed to $0 in the fiscal year ended April 30, 2012. From December 9, 2010 (inception) to April 30, 2013, net cash of ($68,352) was used in investing activities.

Net Cash Provided By (Used In) Financing Activities. Net cash of ($1,825) was used in financing activities in the fiscal year ended April 30, 2013, as opposed to $125,450 provided by financing activities in fiscal year ended April 30, 2012. From December 9, 2010 (inception) to April 30, 2013, net cash of $206,625 was provided by financing activities.

The Company expended significant funds on professional fees due the fact that we recently went public. The Company also used funds to purchase equipment to implement our business plan. We expect that we will still have significant professional expenses due to the costs of being a public company, but that they will be lower than the one-time expense of going public. We anticipate that we will have to generate enough revenue or enter into additional debt or equity financings to have enough cash to sustain operations for at least a year. However, we cannot make any assurance that we will be successful in generating enough revenue or obtain additional financings to sustain operations. Moreover, our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern.

Management may decide, based on market conditions, to seek future private placements if management believes such private placements are in the best interests of the Company.

The revenue that we have earned from our initial facility in North Carolina has been minimal as we only earned $2,268 in the fiscal year ended April 30, 2013 and $4,856 from December 9, 2010 (Inception) to April 30, 2013. However, we believe that we will be able to significantly increase our revenue after we install additional solar panels in this location.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid temporary cash investments with maturity of three months or less to be cash equivalents.

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

Off-Balance Sheet Arrangements

None.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.           Financial Statements and Supplementary Data.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2013 AND 2012.

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2013 AND 2012, AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO APRIL 30, 2013.

PAGE	F-5	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO APRIL 30, 2013.

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2013 AND 2012, AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO APRIL 30, 2013.

PAGES	F-7 - F-14	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
NC Solar, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of NC Solar, Inc. and Subsidiary (the “Company”) (A Development Stage Company) as of April 30, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended April 30, 2013 and 2012 and the period from December 9, 2010 (Inception) to April 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of NC Solar, Inc. and Subsidiary (A Development Stage Company) as of April 30, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years ended April 30, 2013 and 2012 and the period from December 9, 2010 (Inception) to April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company is in the development stage, has a net loss of $282,359 from inception and has net cash used in operating activities of $135,001 since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
July 29, 2013

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	April 30,	April 30,
	2013	2012

ASSETS

Current Assets
Cash	$3,272	$109,710
Accounts receivable, net	513	256
Total Current Assets	3,785	109,966

Equipment, net	-	49,274

Total Assets	$3,785	$159,240

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$18,702	$12,500
Deferred Federal grant	11,217	-
Total Liabilities	29,919	12,500

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 8,951,351 and 8,951,351 issued and outstanding, respectively	895	895
Additional paid-in capital	255,330	236,355
Deficit accumulated during the development stage	(282,359)	(90,510)
Total Stockholders' Equity (Deficiency)	(26,134)	146,740

Total Liabilities and Stockholders' Equity (Deficiency)	$3,785	$159,240

See accompanying notes to consolidated financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

	For the Years Ended		For the Period from December 9, 2010
	April 30, 2013	April 30, 2012	(Inception) to April 30, 2013

Revenue	$2,268	$2,588	$4,856

Operating Expenses
Professional fees	55,915	45,000	104,630
General and administrative	108,972	35,803	153,355
Impairment loss on photovoltaic system	36,708	-	36,708
Total Operating Expenses	201,595	80,803	294,693

Loss from Operations	(199,327)	(78,215)	(289,837)

Other Income
Grant income	7,478	-	7,478

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(191,849)	(78,215)	(282,359)

Provision for Income Taxes	-	-	-

NET LOSS	$(191,849)	$(78,215)	$(282,359)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the year - Basic and Diluted	8,951,351	8,446,194

See accompanying notes to consolidated financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficiency)

For the period from December 9, 2010 (Inception) to April 30, 2013

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity (Deficiency)

Balance December 9, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founders ($0.0001)	-	-	7,500,000	750	-	-	-	750

Common stock issued for cash ($0.15/ per share)	-	-	551,339	55	82,645	-	(450)	82,250

In kind contribution of services	-	-	-	-	8,000	-	-	8,000

Net loss for the period December 9, 2010 (inception) to April 30, 2011	-	-	-	-	-	(12,295)	-	(12,295)

Balance, April 30, 2011	-	-	8,051,339	805	90,645	(12,295)	(450)	78,705

Cash collected on subscription receivable	-	-	-	-	-	-	450	450

Common stock issued for cash ($0.15/ per share)	-	-	900,012	90	134,910	-	-	135,000

Stock offering costs	-	-	-	-	(10,000)	-		(10,000)

In kind contribution of services	-	-	-	-	20,800	-	-	20,800

Net loss, for the year ended April 30, 2012	-	-	-	-	-	(78,215)	-	(78,215)

Balance, April 30, 2012	-	-	8,951,351	895	236,355	(90,510)	-	146,740

Stock offering costs	-	-	-	-	(1,825)	-		(1,825)

In kind contribution of services	-	-	-	-	20,800	-	-	20,800

Net loss, for the year ended April 30, 2013	-	-	-	-	-	(191,849)	-	(191,849)

Balance, April 30, 2013	-	$-	8,951,351	$895	$255,330	$(282,359)	$-	$(26,134)

See accompanying notes to consolidated financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Years Ended		For the Period from December 9, 2010
	April 30, 2013	April 30, 2012	(Inception) to April 30, 2013
Cash Flows From Operating Activities:
Net Loss	$(191,849)	$(78,215)	$(282,359)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	12,566	12,464	25,610
Bad debt expense	6,034	-	6,034
Impairment loss on photovoltaic system	36,708		36,708
In-kind contribution of services	20,800	20,800	49,600
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(257)	(256)	(513)
Increase in accounts payable	6,202	10,000	18,702
Increase in deferred Federal grant	11,217	-	11,217
Net Cash Used In Operating Activities	(98,579)	(35,207)	(135,001)

Cash Flows From Investing Activities:
Loan receivable	(6,034)	-	(6,034)
Payment for fixed assets	-	-	(62,318)
Net Cash Used In Investing Activities	(6,034)	-	(68,352)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	(1,825)	125,450	206,625
Net Cash (Used In) Provided by Financing Activities	(1,825)	125,450	206,625

Net Increase (Decrease) in Cash	(106,438)	90,243	3,272

Cash at Beginning of Year/Period	109,710	19,467	-

Cash at End of Year/Period	$3,272	$109,710	$3,272

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2013 AND 2012

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

NC Solar, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on December 9, 2010. NC Solar, Inc. was incorporated in Nevada in 2010 to develop solar energy collection farms on commercial and/or industrial buildings located on distressed, blighted and/or underutilized commercial land in North Carolina and other southern states of the U.S. Renewable energy collected by these farms of solar collection panel systems will be sold directly to local utility companies for resale to their customers.

Stoneville Solar, LLC. (a development stage company) was incorporated under the laws of the State of North Carolina on December 14, 2010.

Activities during the development stage include developing the business plan and raising capital.

(B) Principles of Consolidation

The accompanying 2013 and 2012 consolidated financial statements include the accounts of NC Solar, Inc. and its wholly owned subsidiary, Stoneville Solar, LLC (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of in kind contribution of services, valuation of deferred tax assets, provision for allowance for doubtful accounts, and depreciable lives and impairment of equipment. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2013 and April 30, 2012, the Company had no cash equivalents.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2013 AND 2012

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of April 30, 2013 and 2012, there were no common share equivalents outstanding.

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	April 30, 2013	April 31, 2012

Deferred tax liability	$-	$-
Deferred tax asset

Net Operating Loss Carryforward	89,731	23,791
Valuation Allowance	(89,731)	(23,791)
Net deferred tax assets	-	-
Net deferred tax liability	-	-
	$-	$-

As of April 30, 2013 and 2012, the company has a net operating loss carry forward of approximately $189,518 and $61,710, respectively, available to offset future taxable income through April 30, 2033. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2033.

The net change in the valuation allowance for the year ended April 30, 2013 and 2012 was an increase of $65,940 and $23,791 respectively.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2013 AND 2012

The Company’s income tax expense differed from the statutory rates (federal 34% and state 4.55%) as follows:

	April 30, 2013	April 31, 2012

Statutory rate applied to earnings before income taxes:	$(73,965)	$(30,155)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Change in deferred tax asset valuation allowance	65,940	22,137
Non-deductible expenses	8,025	8,018
Income Tax Expense	$-	$-

The company’s federal income tax returns for the year ended April 30, 2013 and April 30, 2012 remain subject to examination by the Internal Revenue Service as of April 30, 2013.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company generates revenue from the sale of energy collected by the photovoltaic system as the revenue is earned. The Company recognized Grant Income at the time it is earned and all grant provisions have been satisfied and the grants are non-refundable.

(I) Equipment

The Company values equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company depreciates equipment over a five-year useful life.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2013 AND 2012

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

During the year ended April 30, 2013, the Company determined that the equipment is fully impaired and recognized an impairment expense of $36,708.

 There were no impairment losses recorded during the year ended April 30, 2012.

(J) Concentration of Credit Risk

At April 30, 2013 and April 30, 2012, accounts receivable of $513 and $256, respectively, consisted of two main types of receivables; receivables from local utility company for energy resale and energy rebate from the State of North Carolina.

For the year ended April 30, 2013, the local utility company accounted for approximately 15% of revenues and 3% of the total outstanding accounts receivable and the energy rebate from the state of North Carolina accounted for 85% of revenues and 97% of the total outstanding accounts receivable.

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

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2013 AND 2012

In February 2013, FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE 2	ACCOUNTS RECEIVABLE

At April 30, 2013 and April 30, 2012, the Company had the following accounts receivable:

	April 30, 2013	April 30, 2012
Accounts receivable	$513	$256
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$513	$256

NOTE 3	EQUIPMENT

At April 30, 2013 and April 30, 2012, equipment consisted of the following:

	April 30, 2013	April 30, 2012
Equipment	$25,610	$62,318
Less accumulated depreciation	(25,610)	(13,044)
Total equipment, net	$-	$49,274

Depreciation and amortization expense for the years ended April 30, 2013 and 2012 and for the period from December 9, 2010 (inception) to April 30, 2013 was $12,566, $12,464, and $25,610, respectively.

During the year ended April 30, 2013, the Company determined that the equipment is fully impaired and recognized an impairment of $36,708.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2013 AND 2012

NOTE 4	NOTE RECEIVABLE

On November 13, 2012, the Company received a promissory note from Alternative Energy and Environmental Solutions, Inc. (the “Borrower”) in exchange for $6,034. The note was non-interest bearing and due on demand. During the year ended April 30, 2013 the Company fully reserved the note.

NOTE 5	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on December 9, 2010. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series. As of April 30, 2013 and 2012, no preferred shares are issued and outstanding. Rights and preferences are to be determined by the board of directors.

(B) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

For the year ended April 30, 2012, the Company issued 900,012 shares of common stock for $135,000 ($0.15/share), less direct offering costs of $11,825.

For the period ended April 30, 2011 the Company issued 551,339 shares of common stock for $82,700 ($0.15/share) less stock subscription receivable of $450 which was collected on November 30, 2011.

During December 2010 the Company also issued 7,500,000 shares of common stock to its two founders for $750 ($0.0001 per share) in exchange for cash (See Note 7).

(C) In-Kind Contribution

For the year ended April 30, 2013, two shareholders of the Company contributed services having a fair value of $20,800 (See Note 7).

For the year ended April 30, 2012, two shareholders of the Company contributed services having a fair value of $20,800 (See Note 7).

For the period ended April 30, 2011 two shareholders of the Company contributed services having a fair value of $8,000 (See Note 7).

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2013 AND 2012

NOTE 6	COMMITMENTS

(A) Consulting Agreements

On August 1, 2011 the Company entered into a consulting agreement to receive administrative and other miscellaneous services. The Company is required to pay $5,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement.

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

For the year ended April 30, 2013, two shareholders of the Company contributed services having a fair value of $20,800 (See Note 5(C)).

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

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2013 AND 2012

On December 17, 2010, the Company issued 2,500,000 shares of common stock to its founder having a fair value of $250 ($0.0001/share) in exchange for cash (See Note 5 (B)).

NOTE 8	OTHER INCOME

In June 2012, the Company was awarded a grant in the amount $18,695 under the American Recovery and Reinvestment Act of 2009 for the photovoltaic system placed into service. The grant requires the Company to keep the system in place for 5 years and file annual usage reports. If the Company fails to maintain the system or fails to file the annual report, the grant is refundable to the Internal Revenue Service at a prorated amount over 5 years. The amount was recorded as a deferred Federal grant and will be recognized over 5 years on the anniversary date of the award. As of April 30, 2013, the Company has a deferred Federal grant of $11,217 and has recognized $7,478 of the grant as other income.

NOTE 9	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $135,001 from inception and has a net loss since inception of $282,359. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of April 30, 2013, the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting.
3.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
4.	We have had, and continue to have, a significant number of audit adjustments. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

In light of the material weaknesses, the management of the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America.  Accordingly, we believe that our consolidated financial statements included herein fairly present, in all material respects, our consolidated financial condition, consolidated results of operations and cash flows as of and for the reporting periods then ended.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding independent directors or members with financial expertise and/or hiring a full-time CFO, with SEC reporting experience, in the future when working capital permits and by working with our independent registered public accounting firm and refining our internal procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year as more fully detailed below.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of April 30, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2013.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by April 30, 2014 when funding is available. Additionally, we plan to test our updated controls and remediate our deficiencies by April 30, 2014.

Changes in internal controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of our fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Position
Jeffrey Alt	57	President, Chief Executive Officer and Director
Matthew Croslis	39	Secretary and Director

Jeffrey Alt has served as our President, Chief Executive Officer, and Director since inception. Mr. Alt has served as the Chief Financial Officer and Finance Manager of Service Logistics and Warehousing LLC since 2010. He was the Finance Manager and Plant Controller of Weil-McLain from 2005 until 2010. Mr. Alt has held numerous positions as a plant controller over the past thirty years with Thomas and Betts Corporation from 2000 to 2005, Smith Fiberglass Products from 1998 to 2000, Ameron International, Inc. from 1995 to 1998, and GenCorp, Inc. from 1984 to 1995. Mr. Alt began his career at Republic Steel Corporation as an analyst from 1974 to 1984. Mr. Alt attended the University of Akron and was awarded a B.S. in Industrial Management with a major in accounting.

Matthew Croslis has served as our Secretary and Director since inception. Mr. Croslis has been the owner of Croslis Realty and Legacy Title since 2008. As of 2010, Mr. Croslis became the owner of Croslis Realty Referrals, Inc. Since 2006, Mr. Croslis has been the Managing Partner of Croslis Law Offices, LLC. Before Mr. Croslis established his law firm he held legal positions at other law firms. Mr. Croslis received his J.D. from Temple University, James E. Beasley School of Law in 1999 and obtained his B.S. from East Stroudsburg University in 1995.

Employment Agreements

The Company currently has no employment agreements.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11.       Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for the years ended April 30, 2013 and April 30, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended April 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Alt	2013	$-	-	-	-	-	-	-	$-
President, CEO and Director	2012	$-	-	-	-	-	-	-	$-
Matthew Croslis	2013	$-	-	-	-	-	-	-	$-
Secretary and Director	2012	$-	-	-	-	-	-	-	$-

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of April 30, 2013.

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending board of directors’ meetings. They do not receive any other compensation for serving on the board of directors, but may participate in our incentive compensation program, once such a program is established.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our board of directors.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings, no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past ten years.

Employment Agreements

We have not entered into employment agreements with any of our employees, officers and directors.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the board of directors.

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings, but they do not receive any other compensation for serving on the board of directors.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of July 24, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 24, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of July 24, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 1107 Town Creek Road, Eden, NC 27288.

		Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Title of Class	Beneficial Ownership	of Class
Executive Officers and Directors
Jeffrey L. Alt	Common Stock	5,000,000	55.86%
Matthew T. Croslis	Common Stock	2,500,000	27.93%
2030 Tilghman St., Ste 100
Allentown, PA 18104
Directors and executive officers as a group (2 persons)	Common Stock	7,500,000	83.79%
Other 5% Holders:
None.

Change in Control

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set forth below, since May 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and in which any director, executive officer, other stockholders of more than 5% of the Company’s Common Stock or any member of their immediate family had or will have a direct or indirect material interest.:

For the year ended April 30, 2013, two shareholders of the Company contributed services having a fair value of $20,800.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Mr. Alt and Croslis are not considered independent because they are executive officers of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.      Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended April 30, 2013 and 2012, we were billed approximately $12,477 and $13,237, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company’s fiscal year ended April 30, 2013 and 2012, we were not billed for professional services related to our audits, other than the Fees discussed in Audit Fees above.

Tax Fees

For the Company’s fiscal years ended April 30, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended April 30, 2013 and 2012.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

Exhibit Number		Description
3.1		Articles of Incorporation(1)
3.2		Bylaws(1)
10.1		Purchased Power Agreement by and between Duke Energy Carolinas, LLC and Stoneville Solar, LLC dated February 21, 2011(1)
10.2		Warehouse Lease by and between Service Logistics and Warehouse, LLC and Stoneville Solar, LLC, dated August 11, 2012(1)
10.3		Generation Agreement by and between NC GreenPower and Stoneville Solar, LLC, dated February 3, 2011(1)
21.1		List of Subsidiaries
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

(1) Filed as an Exhibit on the registration statement on Form S-1 with the SEC on August 13, 2012.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NC Solar, Inc.

Date: July 29, 2013	By:	/s/ Jeffrey Alt
Jeffrey Alt
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Alt	President, Chief Executive Officer, Chief Financial Officer and Director	July 29, 2013
Jeffrey Alt	(Principal Executive Officer and Principal Accounting Officer)

/s/ Matthew Croslis	Secretary and Director	July 29, 2013
Matthew Croslis

