Form 10-Q
period 2013-07-31
NC SOLAR INC
filed 2013-09-19
CIK 1553264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

(336) 432-2623

(Registrant’s telephone number, including area code)

Not applicable.

(Former Name, former address and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

As of September 16, 2013 there were 8,951,351 shares of common stock, par value $0.0001 per share, outstanding.

NC SOLAR, INC.

QUARTERLY REPORT ON FORM 10-Q

July 31, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	4	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2013 (UNAUDITED) AND April 30, 2013

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012, AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO JULY 31, 2013 (UNAUDITED)

PAGE	6	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO JULY 31, 2013 (UNAUDITED)

PAGE	7	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012, AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO JULY 31, 2013 (UNAUDITED)

PAGES	8 - 12	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2013	2013
	(Unaudited)

ASSETS

Current Assets
Cash	$3,664	$3,272
Accounts receivable, net	910	513
Note receivable, net of allowance of $6,034	-	-
Total Current Assets	4,574	3,785

Equipment, net	-	-

Total Assets	$4,574	$3,785

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$52,679	$18,702
Deferred Federal grant	11,217	11,217
Total Liabilities	63,896	29,919

Commitments and Contingencies (See Note 6)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 8,951,351 and 8,951,351 issued and outstanding, respectively	895	895
Additional paid-in capital	260,530	255,330
Deficit accumulated during the development stage	(320,747)	(282,359)
Total Stockholders' Deficiency	(59,322)	(26,134)

Total Liabilities and Stockholders' Deficiency	$4,574	$3,785

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Period from December 9, 2010 (Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013

Revenue	$795	$835	$5,651

Operating Expenses
Professional fees	12,250	11,692	116,880
General and administrative	26,933	23,708	180,288
Impairment loss on photovoltaic system	-	-	36,708
Total Operating Expenses	39,183	35,400	333,876

Loss from Operations	(38,388)	(34,565)	(328,225)

Other Income
Grant income	-	3,739	7,478

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(38,388)	(30,826)	(320,747)

Provision for Income Taxes	-	-	-

NET LOSS	$(38,388)	$(30,826)	$(320,747)

Net Loss Per Share - Basic and Diluted	(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	8,951,351	8,951,351

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity (Deficiency)

For the period from December 9, 2010 (Inception) to July 31, 2013

(Unaudited)

						Deficit
					Additional	accumulated during the		Total Stockholders'
	Preferred Stock		Common stock		paid-in	development	Subscription	Equity
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance December 9, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founders ($0.0001)	-	-	7,500,000	750	-	-	-	750

Common stock issued for cash ($0.15/ per share)	-	-	551,339	55	82,645	-	(450)	82,250

In kind contribution of services	-	-	-	-	8,000	-	-	8,000

Net loss for the period December 9, 2010 (inception) to April 30, 2011	-	-	-	-	-	(12,295)	-	(12,295)

Balance, April 30, 2011	-	-	8,051,339	805	90,645	(12,295)	(450)	78,705

Cash collected on subscription receivable	-	-	-	-	-	-	450	450

Common stock issued for cash ($0.15/ per share)	-	-	900,012	90	134,910	-	-	135,000

Stock offering costs	-	-	-	-	(10,000)	-	-	(10,000)

In kind contribution of services	-	-	-	-	20,800	-	-	20,800

Net loss, for the year ended April 30, 2012	-	-	-	-	-	(78,215)	-	(78,215)

Balance, April 30, 2012	-	-	8,951,351	895	236,355	(90,510)	-	146,740

Stock offering costs	-	-	-	-	(1,825)	-	-	(1,825)

In kind contribution of services	-	-	-	-	20,800	-	-	20,800

Net loss, for the year ended April 30, 2013	-	-	-	-	-	(191,849)	-	(191,849)

Balance, April 30, 2013	-	-	8,951,351	895	255,330	(282,359)	-	(26,134)

In kind contribution of services	-	-	-	-	5,200	-	-	5,200

Net loss, for the three months ended July 31, 2013	-	-	-	-	-	(38,388)	-	(38,388)

Balance, July 31, 2013	-	$-	8,951,351	$895	$260,530	$(320,747)	$-	$(59,322)

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		For the Period from December 9, 2010 (Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(38,388)	$(30,826)	$(320,747)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation	-	3,142	25,610
Bad debt expense	-	-	6,034
Impairment loss on photovoltaic system	-	-	36,708
In-kind contribution of services	5,200	5,200	54,800
Changes in operating assets and liabilities:			-
(Increase) in accounts receivable	(397)	(53)	(910)
Increase (decrease) in accounts payable	33,977	(471)	52,679
Increase in deferred Federal grant	-	14,956	11,217
Net Cash Provided by (Used In) Operating Activities	392	(8,052)	(134,609)

Cash Flows From Investing Activities:
Loan receivable	-	-	(6,034)
Payment for fixed assets	-	-	(62,318)
Net Cash Used In Investing Activities	-	-	(68,352)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	-	(1,825)	206,625
Net Cash (Used In) Provided by Financing Activities	-	(1,825)	206,625

Net Increase (Decrease) in Cash	392	(9,877)	3,664

Cash at Beginning of Year/Period	3,272	109,710	-

Cash at End of Year/Period	$3,664	$99,833	$3,664

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2013

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

(B) Principles of Consolidation

The accompanying 2013 and 2012 condensed consolidated unaudited financial statements include the accounts of NC Solar, Inc. and its wholly owned subsidiary, Stoneville Solar, LLC (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2013 and April 30, 2013, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of July 31, 2013 and July 31, 2012, there were no common share equivalents outstanding.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2013

(UNAUDITED)

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

In accordance with ASC No. 360, Property, Plant and Equipment , the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There were no impairment losses recorded during the periods ended July 31, 2013 and 2012.

(J) Concentration of Credit Risk

At July 31, 2013 and April 30, 2013, accounts receivable of $910 and $513, respectively, consisted of two main types of receivables; receivables from local utility company for energy resale and energy rebate from the State of North Carolina.

For the three months ended July 31, 2013, the local utility company accounted for approximately 20% of revenues and 14% of the total outstanding accounts receivable and the energy rebate from the state of North Carolina accounted for 80% of revenue and 86% of total outstanding accounts receivable.

For the three months ended July 31, 2012, the local utility company accounted for approximately 21% of revenues and 26% of the total outstanding accounts receivable and the energy rebate from the state of North Carolina accounted for 79% of revenue and 74% of total outstanding accounts receivable.

(K) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2013

(UNAUDITED)

NOTE 2	ACCOUNTS RECEIVABLE

At July 31, 2013 and April 30, 2013, the Company had the following accounts receivable:

	July 31, 2013	April 30, 2013
Accounts receivable	$910	$513
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$910	$513

NOTE 3	EQUIPMENT

At July 31, 2013 and April 30, 2013, equipment consisted of the following:

	July 31, 2013	April 30, 2013
Equipment	$25,610	$25,610
Less accumulated depreciation	(25,610)	(25,610)
Total equipment, net	$-	$-

Depreciation and amortization expense for the three months ended July 31, 2013 and 2012 and for the period from December 9, 2010 (inception) to July 31, 2013 was $0, $3,142, and $25,610, respectively.

During the year ended April 30, 2013, the Company determined that the equipment is fully impaired and recognized an impairment of $36,708.

NOTE 4	NOTE RECEIVABLE

On November 13, 2012, the Company received a promissory note from Alternative Energy and Environmental Solutions, Inc. (the “Borrower”) in exchange for $6,034. The note was non-interest bearing and due on demand. During the year ended April 30, 2013, the Company fully reserved the note.

NOTE 5	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on December 9, 2010. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series. As of July 31, 2013 and April 30, 2013, no preferred shares are issued and outstanding. Rights and preferences are to be determined by the board of directors.

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

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2013

(UNAUDITED)

(C) In-Kind Contribution

For the three months ended July 31, 2013 two shareholders of the Company contributed services having a fair value of $5,200 (See Note 7).

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

For the three months ended July 31, 2013, two shareholders of the Company contributed services having a fair value of $5,200 (See Note 5(C)).

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

AS OF JULY 31, 2013

(UNAUDITED)

On December 20, 2010, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $500 ($0.0001/share) in exchange for cash (See Note 5 (B)).

On December 17, 2010, the Company issued 2,500,000 shares of common stock to its founder having a fair value of $250 ($0.0001/share) in exchange for cash (See Note 5 (B)).

NOTE 8	OTHER INCOME

In June 2012, the Company was awarded a grant in the amount $18,695 under the American Recovery and Reinvestment Act of 2009 for the photovoltaic system placed into service. The grant requires the Company to keep the system in place for 5 years and file annual usage reports. If the Company fails to maintain the system or fails to file the annual report, the grant is refundable to the Internal Revenue Service at a prorated amount over 5 years. The amount was recorded as a deferred Federal grant and will be recognized over 5 years on the anniversary date of the award. As of July 31, 2013, the Company has a deferred Federal grant of $11,217 and has recognized $7,478 of the grant as other income.

NOTE 9	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash in operations of $134,609 from inception and has a net loss since inception of $320,747. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we are in the development stage with limited operations, used cash in operations of ($134,609) from inception through July 31, 2013 and have a net loss from inception through July 31, 2013 of ($320,747). This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Results of Operations

Results of operations for the quarter year ended July 31, 2013 as compared to the quarter year ended July 31, 2012

Revenues. Revenues for the quarter ended July 31, 2013 were $795, as compared with $835 for the quarter ended July 31, 2012. The decrease for the quarter ended July 31, 2013 is primarily attributable to the decrease in amount of energy our Photovoltaic system was able to produce.

Operating Expenses. Operating expenses for the quarter ended July 31, 2013 were $39,183, as compared with $35,400 for the quarter ended July 31, 2012. The increase in operating expenses in quarter ended July 31, 2013 was primarily attributable to the increase in professional fees due to the costs of being a public company and the increase in general administration to implement our business plan.

Net Loss. Our net loss for the quarter ended July 31, 2013 was ($38,388), as compared with ($30,826) and for the quarter ended July 31, 2012. The increase for the quarter ended July 31, 2013 is primarily attributable to the increased general and administrative fees.

Liquidity and Capital Resources

Our cash totaled $3,664 at July 31, 2013.

Net Cash Provided by (Used in) Operating Activities. Net cash of $392 was provided by operating activities in the quarter ended July 31, 2013, as opposed to ($8,052) used in operating activities in the quarter ended July 31, 2012. From December 9, 2010 (inception) to July 31, 2013, net cash of ($134,609) was used for operating activities.

Net Cash Used In Investing Activities. Net cash of $0 was used in investing activities in the quarter ended July 31, 2013, as opposed to $0 in the quarter ended July 31, 2012. From December 9, 2010 (inception) to July 31, 2013, net cash of ($68,352) was used in investing activities.

Net Cash Provided By (Used In) Financing Activities. Net cash of $0 was used in financing activities in the quarter ended July 31, 2013, as opposed to ($1,825) used in financing activities in quarter ended July 31, 2012. From December 9, 2010 (inception) to July 31, 2013, net cash of $206,625 was provided by financing activities.

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

The revenue that we have earned from our initial facility in North Carolina has been minimal as we only earned $795 in the quarter ended July 31, 2013 and $5,651 from December 9, 2010 (Inception) to July 31, 2013. However, we believe that we will be able to significantly increase our revenue after we install additional solar panels in this location.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not or are not believed by management, to have a material impact on the Company’s present or future financial statements.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of July 31, 2013, the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

NC SOLAR, INC.

Date: September 19, 2013	By:	/s/ Jeffrey Alt
Jeffrey Alt
President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) and Director

