Form 10-Q
period 2013-10-31
NC SOLAR INC
filed 2013-12-16
CIK 1553264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

Yes ☐ No ☒

As of December 13, 2013 there were 8,951,351 shares of common stock, par value $0.0001 per share, outstanding.

NC SOLAR, INC.

QUARTERLY REPORT ON FORM 10-Q

October 31, 2013

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to NC Solar, Inc. and our wholly-owned subsidiary, Stoneville Solar, LLC. “SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	4	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2013 (UNAUDITED) AND April 30, 2013

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012, AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO OCTOBER 31, 2013 (UNAUDITED)

PAGE	6	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO OCTOBER 31, 2013 (UNAUDITED)

PAGE	7	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012, AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO OCTOBER 31, 2013 (UNAUDITED)

PAGES	8	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

ASSETS

	October 31,	April 30,
	2013	2013
	(Unaudited)
Current Assets
Cash	$2,186	$3,272
Accounts receivable, net	908	513
Total Current Assets	3,094	3,785

Total Assets	$3,094	$3,785

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable	$71,732	$18,702
Deferred Federal grant	11,217	11,217
Total Liabilities	82,949	29,919

Commitments and Contingencies (See Note 6)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized,
8,951,351 and 8,951,351 issued and outstanding, respectively	895	895
Additional paid-in capital	265,730	255,330
Deficit accumulated during the development stage	(346,480)	(282,359)
Total Stockholders' Deficiency	(79,855)	(26,134)

Total Liabilities and Stockholders' Deficiency	$3,094	$3,785

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from December 9, 2010 (Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013

Revenue	$756	$698	$1,551	$1,533	$6,407

Operating Expenses
Professional fees	6,488	28,968	18,738	40,660	123,368
General and administrative	20,001	25,751	46,934	49,459	200,289
Impairment loss on photovoltaic system	-	-	-	-	36,708
Total Operating Expenses	26,489	54,719	65,672	90,119	360,365

Loss from Operations	(25,733)	(54,021)	(64,121)	(88,586)	(353,958)

Other Income
Grant income	-	-	-	3,739	7,478

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(25,733)	(54,021)	(64,121)	(84,847)	(346,480)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(25,733)	$(54,021)	$(64,121)	$(84,847)	$(346,480)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the year - Basic and Diluted	8,951,351	8,951,351	8,951,351	8,951,351

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity (Deficiency)

For the period from December 9, 2010 (Inception) to October 31, 2013

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Deficit accumulated during the development	Subscription	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance December 9, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founders ($0.0001)	-	-	7,500,000	750	-	-	-	750

Common stock issued for cash ($0.15/ per share)	-	-	551,339	55	82,645	-	(450)	82,250

In kind contribution of services	-		-	-	8,000	-	-	8,000
		-
Net loss for the period December 9, 2010 (inception) to April 30, 2011	-	-	-	-	-	(12,295)	-	(12,295)

Balance, April 30, 2011	-	-	8,051,339	805	90,645	(12,295)	(450)	78,705

Cash collected on subscription receivable	-	-	-	-	-	-	450	450

Common stock issued for cash ($0.15/ per share)	-	-	900,012	90	134,910	-	-	135,000

Stock offering costs	-	-	-	-	(10,000)	-		(10,000)

In kind contribution of services	-	-	-	-	20,800	-	-	20,800

Net loss, for the year ended April 30, 2012	-	-	-	-	-	(78,215)	-	(78,215)

Balance, April 30, 2012	-	-	8,951,351	895	236,355	(90,510)	-	146,740

Stock offering costs	-	-	-	-	(1,825)	-		(1,825)

In kind contribution of services	-	-	-	-	20,800	-	-	20,800

Net loss, for the year ended April 30, 2013	-	-	-	-	-	(191,849)	-	(191,849)

Balance, April 30, 2013	-	-	8,951,351	895	255,330	(282,359)	-	(26,134)

In kind contribution of services	-	-	-	-	10,400	-	-	10,400

Net loss, for the six months ended October 31, 2013	-	-	-	-	-	(64,121)	-	(64,121)

Balance, October 31, 2013	-	$-	8,951,351	$895	$265,730	$(346,480)	$-	$(79,855)

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended		For the Period from December 9, 2010
	October 31, 2013	October 31, 2012	(Inception) to October 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(64,121)	$(84,847)	$(346,480)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	-	6,283	25,610
Bad debt expense	-	-	6,034
Impairment loss on photovoltaic system	-	-	36,708
In-kind contribution of services	10,400	10,400	60,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(395)	(603)	(908)
Increase (decrease) in accounts payable	53,030	(287)	71,732
Increase in deferred Federal grant	-	14,956	11,217
Net Cash Used In Operating Activities	(1,086)	(54,098)	(136,087)

Cash Flows From Investing Activities:
Loan receivable	-	-	(6,034)
Payment for fixed assets	-	-	(62,318)
Net Cash Used In Investing Activities	-	-	(68,352)

Cash Flows From Financing Activities:
Proceeds from note payable	-	-	-
Proceeds from issuance of common stock, net of offering costs	-	(1,825)	206,625
Net Cash (Used In) Provided by Financing Activities	-	(1,825)	206,625

Net (Decrease) Increase in Cash	(1,086)	(55,923)	2,186

Cash at Beginning of Year/Period	3,272	109,710	-

Cash at End of Year/Period	$2,186	$53,787	$2,186

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2013

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

It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

NC Solar, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on December 9, 2010 to develop solar energy collection farms on commercial and/or industrial buildings located on distressed, blighted and/or underutilized commercial land in North Carolina and other southern states of the U.S. Renewable energy collected by these farms will be sold directly to local utility companies for resale to their customers.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2013 and April 30, 2013, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of October 31, 2013 and October 31, 2012, there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2013

(UNAUDITED)

(G) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company generates revenue from the sale of energy collected by the photovoltaic system as the revenue is earned. The Company recognized Grant Income at the time it is earned and all grant provisions have been satisfied and the grants are non-refundable.

(H) Equipment

The Company values equipment at cost and depreciates these assets using the straight-line method over their expected useful life, which is estimated to be five-years.

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

There were no impairment losses recorded during the periods ended October 31, 2013 and 2012.

(I) Concentration of Credit Risk

At October 31, 2013 and April 30, 2013, accounts receivable of $908 and $513, respectively, consisted of two main types of receivables; receivables from a local utility company for energy resale and an energy rebate from the State of North Carolina.

For the six months ended October 31, 2013, the local utility company accounted for approximately 21% of revenues and 17% of the total outstanding accounts receivable and the energy rebate from the state of North Carolina accounted for 79% of revenue and 82% of total outstanding accounts receivable.

For the six months ended October 31, 2012, the local utility company accounted for approximately 22% of revenues and 13% of the total outstanding accounts receivable and the energy rebate from the state of North Carolina accounted for 78% of revenue and 87% of total outstanding accounts receivable.

(J) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE 2	ACCOUNTS RECEIVABLE

At October 31, 2013 and April 30, 2013, the Company had the following accounts receivable:

	October 31, 2013	April 30, 2013
Accounts receivable	$908	$513
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$908	$513

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2013

(UNAUDITED)

NOTE 3	EQUIPMENT

Depreciation expense related to the Company’s photovoltaic system was $0 and $6,283 for the six months ended October 31, 2013 and 2012 and was $25,610 for the period from December 9, 2010 (inception) to October 31, 2013. During the year ended April 30, 2013 the equipment was fully impaired, and the Company recognized a loss of $36,708 for the remaining balance.

NOTE 4	NOTE RECEIVABLE

On November 13, 2012, the Company received a promissory note from Alternative Energy and Environmental Solutions, Inc. (the “Borrower”) in exchange for $6,034. The note was non-interest bearing and due on demand. During the year ended April 30, 2013 the Company fully reserved the note.

NOTE 5	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series, with those rights and preferences determined by the board of directors. As of October 31, 2013 and April 30, 2013, no preferred shares are issued and outstanding.

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

(C) In-Kind Contribution

For the six months ended October 31, 2013, two shareholders of the Company contributed services having a fair value of $10,400 (See Note 7).

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

AS OF OCTOBER 31, 2013

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

For the six months ended October 31, 2013, two shareholders of the Company contributed services having a fair value of $10,400 (See Note 5(C)).

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

In June 2012, the Company was awarded a grant in the amount $18,695 under the American Recovery and Reinvestment Act of 2009 for the photovoltaic system placed into service. The grant requires the Company to keep the system in place for 5 years and file annual usage reports. If the Company fails to maintain the system or fails to file the annual report, the grant is refundable to the Internal Revenue Service at a prorated amount over 5 years. The amount was recorded as a deferred Federal grant and will be recognized over 5 years on the anniversary date of the award. As of October 31, 2013, the Company has a deferred Federal grant of $11,217 and has recognized $7,478 of the grant as other income.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2013

(UNAUDITED)

NOTE 9	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash since inception of $136,087 and has a net loss since inception of $346,480. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we are in the development stage with limited operations, used cash in operations of ($136,087) from inception through October 31, 2013 and have a net loss from inception through October 31, 2013 of ($346,480). This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Results of Operations

Results of operations for the three months ended October 31, 2013 as compared to the three months ended October 31, 2012

Revenues. Revenues for the three months ended October 31, 2013 were $756, as compared with $698 for the three months ended October 31, 2012. The increase for the three months ended October 31, 2013 is primarily attributable to the increase in amount of energy our Photovoltaic system was able to produce.

Operating Expenses. Operating expenses for the three months ended October 31, 2013 were $26,489, as compared with $54,719 for the three months ended October 31, 2012. The decrease in operating expenses in the three months ended October 31, 2013 was primarily attributable to the decrease in professional fees.

Net Loss. Our net loss for the three months ended October 31, 2013 was ($25,733), as compared with ($54,021) for the three months ended October 31, 2012. The decrease for the three months ended October 31, 2013 is primarily attributable to the decreased professional fees and general and administrative fees.

Results of operations for the six months ended October 31, 2013 as compared to the six months ended October 31, 2012

Revenues. Revenues for the six months ended October 31, 2013 were $1,551, as compared with $1,533 for the six months ended October 31, 2012. The increase for the six months ended October 31, 2013 is primarily attributable to the slight increase in amount of energy our Photovoltaic system was able to produce.

Operating Expenses. Operating expenses for the six months ended October 31, 2013 were $65,672, as compared with $90,119 for the six months ended October 31, 2012. The decrease in operating expenses in the six months ended October 31, 2013 was primarily attributable to the decrease in professional fees due.

Net Loss. Our net loss for the six months ended October 31, 2013 was ($64,121), as compared with ($84,847) for the six months ended October 31, 2012. The decrease for the six months ended October 31, 2013 is primarily attributable to the decreased professional fees and general and administrative fees.

Liquidity and Capital Resources

Our cash totaled $2,186 at October 31, 2013.

Net Cash Used in Operating Activities. Net cash of ($1,086) was used in operating activities during the six months ended October 31, 2013, as opposed to ($54,098) used in operating activities during the six months ended October 31, 2012. From December 9, 2010 (inception) to October 31, 2013, net cash of ($136,087) was used in operating activities.

Net Cash Used In Investing Activities. Net cash of $0 and $0 was used in investing activities during the six months ended October 31, 2013 and October 31, 2012. From December 9, 2010 (inception) to October 31, 2013, net cash of ($68,352) was used in investing activities.

Net Cash (Used In) Provided By Financing Activities. Net cash of $0 was used in financing activities during the six months ended October 31, 2013, as opposed to ($1,825) used in financing activities during the six months ended October 31, 2012. From December 9, 2010 (inception) to October 31, 2013, net cash of $206,625 was provided by financing activities.

The Company has not spent as much on professional fees because as noted earlier we are now publicly-quoted company and have less expense in filing quarterly reports. As noted in the paragraph, we are studying the option of raising more capital. We do receive monies from the energy we sell and some grants from the state but will need to find more capital as we move forward with our business plan. We expect that we will still have significant professional expenses due to the costs of being a public company, but that they will be lower than the one-time expense of going public. We anticipate that we will have to generate enough revenue or enter into additional debt or equity financings to have enough cash to sustain operations for at least a year. However, we cannot make any assurance that we will be successful in generating enough revenue or obtain additional financings to sustain operations. Moreover, our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of October 31, 2013, the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

NC SOLAR, INC.

Date: December 16, 2013	By:	/s/ Jeffrey Alt
Jeffrey Alt
President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

