Form 10-Q
period 2014-01-31
NC SOLAR INC
filed 2014-03-17
CIK 1553264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

Yes ☐ No ☒

As of March 14, 2014 there were 8,951,351 shares of common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	3	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2014 (UNAUDITED) AND APRIL 30, 2013

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2014 AND 2013, AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO JANUARY 31, 2014 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO JANUARY 31, 2014 (UNAUDITED)

PAGE	6	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2014 AND 2013, AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO JANUARY 31, 2014 (UNAUDITED)

PAGES	7- 11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash	$193	$3,272
Accounts receivable, net	686	513
Note receivable, net of $6,034 allowance	-	-
Total Current Assets	879	3,785

Equipment, net	-	-

Total Assets	$879	$3,785

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$96,294	$18,702
Note payable	8,000	-
Deferred Federal grant	11,217	11,217
Total Liabilities	115,511	29,919

Commitments and Contingencies (See Note 7)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 8,951,351 and 8,951,351 issued and outstanding, respectively	895	895
Additional paid-in capital	271,097	255,330
Deficit accumulated during the development stage	(386,624)	(282,359)
Total Stockholders' Deficiency	(114,632)	(26,134)

Total Liabilities and Stockholders' Deficiency	$879	$3,785

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from December 9, 2010
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013	(Inception) to January 31, 2014

Revenue	$561	$335	$2,112	$1,868	$6,968

Operating Expenses
Professional fees	7,321	4,746	26,059	45,406	130,689
General and administrative	33,217	26,951	80,151	76,410	233,506
Impairment loss on photovoltaic system	-	-	-	-	36,708
Total Operating Expenses	40,538	31,697	106,210	121,816	400,903

Loss from Operations	(39,977)	(31,362)	(104,098)	(119,948)	(393,935)

Other Income (Expense)
Interest expense	(167)	-	(167)	-	(167)
Grant income	-	-	-	3,739	7,478

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(40,144)	(31,362)	(104,265)	(116,209)	(386,624)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(40,144)	$(31,362)	$(104,265)	$(116,209)	$(386,624)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year - Basic and Diluted	8,951,351	8,951,351	8,951,351	8,951,351

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity (Deficiency)

For the period from December 9, 2010 (Inception) to January 31, 2014

(Unaudited)

						Deficit
					Additional	accumulated during the		Total
	Preferred Stock		Common stock		paid-in	development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity (Deficiency)

Balance December 9, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founders ($0.0001)	-	-	7,500,000	750	-	-	-	750

Common stock issued for cash ($0.15/ per share)	-	-	551,339	55	82,645	-	(450)	82,250

In kind contribution of services	-		-	-	8,000	-	-	8,000
		-
Net loss for the period December 9, 2010 (inception) to April 30, 2011	-	-	-	-	-	(12,295)	-	(12,295)

Balance, April 30, 2011	-	-	8,051,339	805	90,645	(12,295)	(450)	78,705

Cash collected on subscription receivable	-	-	-	-	-	-	450	450

Common stock issued for cash ($0.15/ per share)	-	-	900,012	90	134,910	-	-	135,000

Stock offering costs	-	-	-	-	(10,000)	-		(10,000)

In kind contribution of services	-	-	-	-	20,800	-	-	20,800

Net loss, for the year ended April 30, 2012	-	-	-	-	-	(78,215)	-	(78,215)

Balance, April 30, 2012	-	-	8,951,351	895	236,355	(90,510)	-	146,740

Stock offering costs	-	-	-	-	(1,825)	-		(1,825)

In kind contribution of services	-	-	-	-	20,800	-	-	20,800

Net loss, for the year ended April 30, 2013	-	-	-	-	-	(191,849)	-	(191,849)

Balance, April 30, 2013	-	-	8,951,351	895	255,330	(282,359)	-	(26,134)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

In kind contribution of interest	-	-	-	-	167	-	-	167

Net loss, for the nine months ended January 31, 2014	-	-	-	-	-	(104,265)	-	(104,265)

Balance, January 31, 2014	-	$-	8,951,351	$895	$271,097	$(386,624)	$-	$(114,632)

See accompanying notes to condensed consolidated unaudited financial statements

NC Solar, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended		For the Period from December 9, 2010
	January 31, 2014	January 31, 2013	(Inception) to January 31, 2014
Cash Flows From Operating Activities:
Net Loss	$(104,265)	$(116,209)	$(386,624)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	-	9,424	25,610
Bad debt expense	-	-	6,034
Impairment loss on photovoltaic system	-	-	36,708
In-kind contribution of services	15,600	15,600	65,200
In-kind contribution of interest	167	-	167
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(173)	142	(686)
Increase (decrease) in accounts payable	77,592	(6,404)	96,294
Increase in deferred Federal grant	-	14,956	11,217
Net Cash Used In Operating Activities	(11,079)	(82,491)	(146,080)

Cash Flows From Investing Activities:
Loan receivable	-	(6,034)	(6,034)
Payment for fixed assets	-	-	(62,318)
Net Cash Used In Investing Activities	-	(6,034)	(68,352)

Cash Flows From Financing Activities:
Proceeds from note payable	8,000	-	8,000
Proceeds from issuance of common stock, net of offering costs	-	(1,825)	206,625
Net Cash Provided by (Used In) Financing Activities	8,000	(1,825)	214,625

Net (Decrease) Increase in Cash	(3,079)	(90,350)	193

Cash at Beginning of Year/Period	3,272	109,710	-

Cash at End of Year/Period	$193	$19,360	$193

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2014

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

(B) Principles of Consolidation

The accompanying 2014 and 2013 condensed consolidated unaudited financial statements include the accounts of NC Solar, Inc. and its wholly owned subsidiary, Stoneville Solar, LLC (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of in kind contribution of services and interest, valuation of deferred tax assets, provision for allowance for doubtful accounts, and depreciable lives and impairment of equipment. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2014 and April 30, 2013, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of January 31, 2014 and January 31, 2013, there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2014

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

There were no impairment losses recorded during the periods ended January 31, 2014 and 2013.

(I) Concentration of Credit Risk

At January 31, 2014 and April 30, 2013, accounts receivable of $686 and $513, respectively, consisted of two main types of receivables; receivables from a local utility company for energy resale and an energy rebate from the State of North Carolina.

For the nine months ended January 31, 2014, the local utility company accounted for approximately 16% of revenues and 1% of the total outstanding accounts receivable and the energy rebate from the state of North Carolina accounted for 84% of revenue and 99% of total outstanding accounts receivable.

For the nine months ended January 31, 2013, the local utility company accounted for approximately 19% of revenues and 27% of the total outstanding accounts receivable and the energy rebate from the state of North Carolina accounted for 81% of revenue and 73% of total outstanding accounts receivable.

(J) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE 2	ACCOUNTS RECEIVABLE

At January 31, 2014 and April 30, 2013, the Company had the following accounts receivable:

	January 31, 2014	April 30, 2013
Accounts receivable	$686	$513
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$686	$513

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2014

(UNAUDITED)

NOTE 3	EQUIPMENT

Depreciation expense related to the Company’s photovoltaic system was $0 and $9,424 for the nine months ended January 31, 2014 and 2013 and was $25,610 for the period from December 9, 2010 (inception) to January 31, 2014. During the year ended April 30, 2013 the equipment was fully impaired, and the Company recognized a loss of $36,708 for the remaining balance.

NOTE 4	NOTE RECEIVABLE

On November 13, 2012, the Company received a promissory note from Alternative Energy and Environmental Solutions, Inc. (the “Borrower”) in exchange for $6,034. The note was non-interest bearing and due on demand. During the year ended April 30, 2013 the Company fully reserved the note.

NOTE 5	NOTE PAYABLE

During the nine months ended January 31, 2014, the Company issued an unsecured promissory note in the amount of $8,000 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. For the nine months ended January 31, 2014, the Company recorded $167 as an in-kind contribution of interest (see Note 6(C)).

NOTE 6	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series, with those rights and preferences determined by the board of directors. As of January 31, 2014 and April 30, 2013, no preferred shares are issued and outstanding.

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

During December 2010 the Company also issued 7,500,000 shares of common stock to its two founders for $750 ($0.0001 per share) in exchange for cash (See Note 8).

(C) In-Kind Contribution

For the nine months ended January 31, 2014, the Company recorded $167 as an in-kind contribution of interest (see Note 5).

For the nine months ended January 31, 2014 two shareholders of the Company contributed services having a fair value of $15,600 (See Note 8).

For the year ended April 30, 2013, two shareholders of the Company contributed services having a fair value of $20,800 (See Note 8).

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2014

(UNAUDITED)

For the year ended April 30, 2012, two shareholders of the Company contributed services having a fair value of $20,800 (See Note 8).

For the period ended April 30, 2011 two shareholders of the Company contributed services having a fair value of $8,000 (See Note 8).

NOTE 7	COMMITMENTS

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

(C) Energy Agreements

On February 21, 2011, the Company entered into a service agreement with Duke Energy Carolinas, LLC. Effective February 14, 2011, the Company agreed to produce and sell to Duke Energy electric power. The term of this agreement is five years, and continuing thereafter until terminated by either party upon giving ninety days written notice of termination. The Company will deliver to Duke Energy throughout the term of the agreement approximately 9 kilowatts of energy during On-Peak periods.

On February 3, 2011, the Company was selected to participate as solar energy supplier to the NC GreenPower program. As a result, NC GreenPower agrees to provide a premium of $0.15 per kWh for energy generated and supplied to the electric grid. NC GreenPower agrees to provide this premium for up to 14,309 kWh per year. This is a five year agreement.

NOTE 8	RELATED PARTY TRANSACTIONS

For the nine months ended January 31, 2014, two shareholders of the Company contributed services having a fair value of $15,600 (See Note 6(C)).

For the year ended April 30, 2013, two shareholders of the Company contributed services having a fair value of $20,800 (See Note 6(C)).

For the year ended April 30, 2012 two shareholders of the Company contributed services having a fair value of $20,800 (See Note 6(C)).

For the period ended April 30, 2011 two shareholders of the Company contributed services having a fair value of $8,000 (See Note 6(C)).

On December 20, 2010, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $500 ($0.0001/share) in exchange for cash (See Note 6(B)).

On December 17, 2010, the Company issued 2,500,000 shares of common stock to its founder having a fair value of $250 ($0.0001/share) in exchange for cash (See Note 6(B)).

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2014

(UNAUDITED)

NOTE 9	OTHER INCOME

In June 2012, the Company was awarded a grant in the amount $18,695 under the American Recovery and Reinvestment Act of 2009 for the photovoltaic system placed into service. The grant requires the Company to keep the system in place for 5 years and file annual usage reports. If the Company fails to maintain the system or fails to file the annual report, the grant is refundable to the Internal Revenue Service at a prorated amount over 5 years. The amount was recorded as a deferred Federal grant and will be recognized over 5 years on the anniversary date of the award. As of January 31, 2014, the Company has a deferred Federal grant of $11,217 and has recognized $7,478 of the grant as other income.

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash since inception of $146,080 and has a net loss since inception of $386,624. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11	SUBSEQUENT EVENT

On February 4, 2014, the Company and its principal stockholders entered into a Letter of Intent with an investor (the “LOI”) pursuant to which the company’s principal stockholders will sell 7,500,000 shares of common stock of the Company which represents approximately 84% of the outstanding common stock. As of today, no definitive agreements have been entered and no transaction has been closed.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we are in the development stage with limited operations, used cash in operations of $146,080 from inception through January 31, 2014 and have a net loss from inception through January 31, 2014 of $386,624. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Results of Operations

Results of operations for the three months ended January 31, 2014 as compared to the three months ended January 31, 2013

Revenues. Revenues for the three months ended January 31, 2014 were $561, as compared with $335 for the three months ended January 31, 2013. The increase for the three months ended January 31, 2014 is primarily attributable to the increase in amount of energy our Photovoltaic system was able to produce.

Operating Expenses. Operating expenses for the three months ended January 31, 2014 were $40,538, as compared with $31,697 for the three months ended January 31, 2013. The increase in operating expenses in the three months ended January 31, 2014 was primarily attributable to the increase in professional fees and general and administrative fees due.

Net Loss. Our net loss for the three months ended January 31, 2014 were ($40,144), as compared with ($31,362) for the three months ended January 31, 2013. The increase for the three months ended January 31, 2014 is primarily attributable to the increased professional fees and general and administrative fees.

Results of operations for the nine months ended January 31, 2014 as compared to the nine months ended January 31, 2013

Revenues. Revenues for the nine months ended January 31, 2014 were $2,112, as compared with $1,868 for the nine months ended January 31, 2013. The increase for the nine months ended January 31, 2014 is primarily attributable to the increase in amount of energy our Photovoltaic system was able to produce.

Operating Expenses. Operating expenses for the nine months ended January 31, 2014 were $106,210, as compared with $121,816 for the nine months ended January 31, 2013. The decrease in operating expenses in the nine months ended January 31, 2014 was primarily attributable to the decrease in professional fees due.

Net Loss. Our net loss for the nine months ended January 31, 2014 was ($104,265), as compared with ($116,209) for the nine months ended January 31, 2013. The decrease for the nine months ended January 31, 2014 is primarily attributable to the decreased professional fees.

Liquidity and Capital Resources

Our cash totaled $193 at January 31, 2014.

Net Cash Used in Operating Activities. Net cash of ($11,079) was used in operating activities during the nine months ended January 31, 2014, as opposed to ($82,491) used in operating activities during the nine months ended January 31, 2013. From December 9, 2010 (inception) to January 31, 2014, net cash of ($146,080) was used in operating activities.

Net Cash Used In Investing Activities. Net cash of $0 and ($6,034) was used in investing activities during the nine months ended January 31, 2014 and January 31, 2013. From December 9, 2010 (inception) to January 31, 2014, net cash of ($68,352) was used in investing activities.

Net Cash (Used In) Provided By Financing Activities. Net cash of $8,000 was provided by financing activities during the nine months ended January 31, 2014, as opposed to ($1,825) used in financing activities during the nine months ended January 31, 2013. From December 9, 2010 (inception) to January 31, 2014, net cash of $214,625 was provided by financing activities.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of January 31, 2014, the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(as) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

NC SOLAR, INC.

Date: March 17, 2014	By:	/s/ Jeffrey Alt
Jeffrey Alt
President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

