Form 10-KT
period 2014-03-31
NC SOLAR INC
filed 2014-07-14
CIK 1553264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 30, 2013 to March 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2013: N/A.

As of July 14, 2014, there were approximately 8,951,351 shares of the registrant’s ordinary shares outstanding.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Transition Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

On June 6, 2014, Tadashi Ishikawa, the Company’s sole officer and one of the members of the Board of Directors of the Company (the “Board”), acquired a total of 7,500,000 shares of the Company’s common stock from Jeffery L. Alt and Matthew Croslis, the Company’s former officers, in a private transaction for an aggregate total of $50,000 (the “Ishikawa Acquisition”). The funds used for this share purchase were Mr. Ishikawa’s personal funds. Mr. Ishikawa’s 7,500,000 shares amount to approximately 83.8% of the Company’s currently issued and outstanding common stock. On the same day, Messrs. Alt and Croslis resigned as officers and Mr. Croslis resigned as a member of the Board. Mr. Alt is still a member of the Board.

In connection with the Ishikawa Acquisition, the Company may pursue new business opportunities. As of the date of this Report, however, no material agreements have been signed in connection with such new business opportunities.

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

On June 6, 2014, the Board approved a change in the Company’s fiscal year end from April 30 to March 31. This Form 10-K covers the transition period of April 30, 2013 through March 31, 2014.

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

Employees

We have only one part-time employee – Tadashi Ishikawa. Mr. Ishikawa is employed elsewhere and has the flexibility to work for our company up to 10 hours per week. He is prepared to devote more time to our operations as may be required and as our finances permit. We do not plan to hire additional employees at this time. However we may retain consulting staff on a contract basis. On August 1, 2011, we entered into a consulting agreement to receive administrative and other miscellaneous services. The consulting agreement was terminated effective June 19, 2014.

Facilities

Our principal executive office is located at 1107 Town Creek Road, Eden, NC 27288, and our telephone number is (336) 432-2623. We do not have a lease agreement for this property. This property is leased by one of the members of our Board, Jeffrey L. Alt, and he permits us to use the space at no cost to run the business.

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

Item 2.          Properties.

Our principal executive office is located at 1107 Town Creek Road, Eden, NC 27288, and our telephone number is (336) 432-2623. We do not have a lease agreement for this property. This property is leased by one of the members of our Board, Jeffrey L. Alt, and he permits us to use the space at no cost to run the business.

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

Our stock started trading on April 3, 2013 and, after that date, did not trade again until January 22, 2014. The only quoted price for our stock has been $0.75. Since its listing on the OTCBB and OTCQB, there has only been a single day with trading volume in our stock (January 22, 2014) and consequently there are no historical share prices to report and currently no market for our stock.

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

Approximate Number of Equity Security Holders

As of July 14, 2014 there were approximately 44 shareholders of record.

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

On June 6, 2014, Tadashi Ishikawa, the Company’s sole officer and one of the members of the Board, acquired a total of 7,500,000 shares in connection with the Ishikawa Acquisition. The funds used for this share purchase were Mr. Ishikawa’s personal funds. Mr. Ishikawa’s 7,500,000 shares amount to approximately 83.8% of the Company’s currently issued and outstanding common stock. On the same day, Messrs. Alt and Croslis resigned as officers and Mr. Croslis resigned as a member of the Board. Mr. Alt is still a member of the Board.

In connection with the Ishikawa Acquisition, the Company may pursue new business opportunities. As of the date of this Report, however, no material agreements have been signed in connection with such new business opportunities.

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

On June 6, 2014, the Board approved a change in the Company’s fiscal year end from April 30 to March 31. This Form 10-K covers the transition period of April 30, 2013 through March 31, 2014.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we are in the development stage with limited operations, used cash in operations of ($146,113) from inception through March 31, 2014 and have a net loss from inception through March 31, 2014 of ($382,198). This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Results of Operations

Results of operations for the eleven months ended March 31, 2014 as compared to the eleven months ended March 31, 2013

Revenues. Revenues for the eleven months ended March 31, 2014 were $2,154, as compared with $1,869 for the eleven months ended March 31, 2013. The increase for the eleven months ended March 31, 2014 is primarily attributable to the increase in the amount of energy our photovoltaic systems were able to produce.

Operating Expenses. Operating expenses for the eleven months ended March 31, 2014 were $126,730, as compared with $144,208 for the eleven months ended March 31, 2013. The decrease in operating expenses for the eleven months ended March 31, 2014 was primarily attributable to the decrease in professional fees as compared to the eleven months ended March 31, 2013 in which were transitioning to becoming a public company.

Net Loss. Our net loss for the eleven months ended March 31, 2014 was ($99,839), as compared with ($138,600) for the eleven months ended March 31, 2013. The decrease for the eleven months ended March 31, 2014 is primarily attributable to decreased professional fees.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $160 at March 31, 2014.

Net Cash Used In Operating Activities. Net cash of ($11,112) was used in operating activities in the eleven months ended March 31, 2014, as opposed to ($94,580) in the eleven months ended March 31, 2013. From December 9, 2010 (inception) to March 31, 2014, net cash of ($146,113) was used in operating activities.

Net Cash Used In Investing Activities. Net cash of $0 was used in investing activities in the eleven months ended March 31, 2014, as opposed to ($6,034) in the eleven months ended March 31, 2013. From December 9, 2010 (inception) to March 31, 2014, net cash of ($68,352) was used in investing activities.

Net Cash Provided By (Used In) Financing Activities. Net cash of $8,000 was provided by financing activities in the eleven months ended March 31, 2014, as opposed to net cash of ($1,825) used in financing activities in the eleven months ended March 31, 2013. From December 9, 2010 (inception) to March 31, 2014, net cash of $214,625 was provided by financing activities.

Our professional expenses in the eleven months ended March 31, 2014 went down as compared to our professional expenses in the eleven months ended March 31, 2013. The professional expenses in the eleven months ended March 31, 2013 were high due to the one-time expense of going public. We anticipate that we will have to generate enough revenue or enter into additional debt or equity financings to have enough cash to sustain operations for at least a year. However, we cannot make any assurance that we will be successful in generating enough revenue or obtain additional financings to sustain operations. Moreover, our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern.

Management may decide, based on market conditions, to seek future private placements if management believes such private placements are in the best interests of the Company.

The revenue that we have earned from our initial facility in North Carolina has been minimal as we only earned $2,154 in the eleven months ended March 31, 2014 and $7,010 from December 9, 2010 (Inception) to March 31, 2014. However, we believe that we will be able to significantly increase our revenue after we install additional solar panels in this location.

In connection with the Ishikawa Acquisition, the Company may pursue new business opportunities. As of the date of this Report, however, no material agreements have been signed in connection with such new business opportunities.

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

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

In June 2014, FASB and IASB jointly issued an exposure draft (ED), Revenue from Contracts with Customers. The ED, released by the FASB as proposed ASU No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

Off-Balance Sheet Arrangements

None.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.           Financial Statements and Supplementary Data.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2014 AND APRIL 30, 2013.

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE ELEVEN MONTHS ENDED MARCH 31, 2014, FOR THE ELEVEN MONTHS ENDED MARCH 31, 2013 (UNAUDITED), FOR THE YEAR ENDED APRIL 30, 2013, AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO MARCH 31, 2014.

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO MARCH 31, 2014.

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE ELEVEN MONTHS ENDED MARCH 31, 2014, FOR THE ELEVEN MONTHS ENDED MARCH 31, 2013 (UNAUDITED), FOR THE YEAR ENDED APRIL 30, 2013, AND FOR THE PERIOD FROM DECEMBER 9, 2010 (INCEPTION) TO MARCH 31, 2014.

PAGES	F-6 – F-11	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

NC Solar, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of NC Solar, Inc. and Subsidiary (the “Company”) (A Development Stage Company) as of March 31, 2014 and April 30, 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the eleven month period ended March 31, 2014, the year ended April 30, 2013 and the period from December 9, 2010 (Inception) to March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of NC Solar, Inc. and Subsidiary (A Development Stage Company) as of March 31, 2014 and April 30, 2013 and the consolidated results of its operations and its cash flows for the eleven months period ended March 31, 2014, the year ended April 30, 2013 and the period from December 9, 2010 (Inception) to March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company is in the development stage, has a net loss of $382,198 from inception and has net cash used in operating activities of $146,113 since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

July 14, 2014

NC Solar, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	March 31,	April 30,
	2014	2013

Current Assets
Cash	$160	$3,272
Accounts receivable, net	361	513
Note receivable, net of $6,034 allowance	-	-
Total Current Assets	521	3,785

Equipment, net	-	-

Total Assets	$521	$3,785

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$87,948	$18,702
Note payable	8,000	-
Deferred Federal grant	11,217	11,217
Total Liabilities	107,165	29,919

Commitments and Contingencies (See Note 7)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 8,951,351 and 8,951,351 issued and outstanding, respectively	895	895
Additional paid-in capital	274,659	255,330
Deficit accumulated during the development stage	(382,198)	(282,359)
Total Stockholders' Deficiency	(106,644)	(26,134)

Total Liabilities and Stockholders' Deficiency	$521	$3,785

See accompanying notes to consolidated financial statements

NC Solar, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Eleven Months Ended		For the Year Ended	For the Period from December 9, 2010
	March 31, 2014	March 31, 2013	April 30, 2013	(Inception) to March 31, 2014
		Unaudited

Revenue	$2,154	$1,869	$2,268	$7,010

Operating Expenses
Professional fees	31,359	52,094	55,915	135,989
General and administrative	95,371	92,114	108,972	248,726
Impairment loss on photovoltaic system	-	-	36,708	36,708
Total Operating Expenses	126,730	144,208	201,595	421,423

Loss from Operations	(124,576)	(142,339)	(199,327)	(414,413)

Other Income (Expense)
Interest expense	(263)	-	-	(263)
Other income	25,000		-	25,000
Grant income	-	3,739	7,478	7,478

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(99,839)	(138,600)	(191,849)	(382,198)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(99,839)	$(138,600)	$(191,849)	$(382,198)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding
during the year - Basic and Diluted	8,951,351	8,951,351	8,951,351

See accompanying notes to consolidated financial statements

NC Solar, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency)
For the period from December 9, 2010 (Inception) to March 31, 2014

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity (Deficiency)

Balance December 9, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founders ($0.0001)	-	-	7,500,000	750	-	-	-	750

Common stock issued for cash ($0.15/ per share)	-	-	551,339	55	82,645	-	(450)	82,250

In kind contribution of services	-		-	-	8,000	-	-	8,000
		-
Net loss for the period December 9, 2010 (inception) to April 30, 2011	-	-	-	-	-	(12,295)	-	(12,295)

Balance, April 30, 2011	-	-	8,051,339	805	90,645	(12,295)	(450)	78,705

Cash collected on subscription receivable	-	-	-	-	-	-	450	450

Common stock issued for cash ($0.15/ per share)	-	-	900,012	90	134,910	-	-	135,000

Stock offering costs	-	-	-	-	(10,000)	-		(10,000)

In kind contribution of services	-	-	-	-	20,800	-	-	20,800

Net loss, for the year ended April 30, 2012	-	-	-	-	-	(78,215)	-	(78,215)

Balance, April 30, 2012	-	-	8,951,351	895	236,355	(90,510)	-	146,740

Stock offering costs	-	-	-	-	(1,825)	-		(1,825)

In kind contribution of services	-	-	-	-	20,800	-	-	20,800

Net loss, for the year ended April 30, 2013	-	-	-	-	-	(191,849)	-	(191,849)

Balance, April 30, 2013	-	-	8,951,351	895	255,330	(282,359)	-	(26,134)

In kind contribution of services	-	-	-	-	19,066	-	-	19,066

In kind contribution of interest	-	-	-	-	263	-	-	263

Net loss, for the eleven months ended March 31, 2014	-	-	-	-	-	(99,839)	-	(99,839)

Balance, March 31, 2014	-	$-	8,951,351	$895	$274,659	$(382,198)	$-	$(106,644)

See accompanying notes to consolidated financial statements

NC Solar, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Eleven Months Ended		For the Year Ended	For the Period from December 9, 2010
	March 31, 2014	March 31, 2013	April 30, 2013	(Inception) to March 31, 2014
		(Unaudited)
Cash Flows From Operating Activities:
Net Loss	$(99,839)	$(138,600)	$(191,849)	$(382,198)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	-	9,424	12,566	25,610
Bad debt expense	-	-	6,034	6,034
Impairment loss on photovoltaic system	-	-	36,708	36,708
In-kind contribution of services	19,066	19,066	20,800	68,666
In-kind contribution of interest	263	-	-	263
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	152	142	(257)	(361)
Increase in accounts payable	69,246	432	6,202	87,948
Increase in deferred Federal grant	-	14,956	11,217	11,217
Net Cash Used In Operating Activities	(11,112)	(94,580)	(98,579)	(146,113)

Cash Flows From Investing Activities:
Note receivable	-	(6,034)	(6,034)	(6,034)
Payment for fixed assets	-	-	-	(62,318)
Net Cash Used In Investing Activities	-	(6,034)	(6,034)	(68,352)

Cash Flows From Financing Activities:
Proceeds from note payable	8,000	-	-	8,000
Proceeds from issuance of common stock, net of offering costs	-	(1,825)	(1,825)	206,625
Net Cash Provided by (Used In) Financing Activities	8,000	(1,825)	(1,825)	214,625

Net Increase (Decrease) in Cash	(3,112)	(102,439)	(106,438)	160

Cash at Beginning of Year/Period	3,272	109,710	109,710	-

Cash at End of Year/Period	$160	$7,271	$3,272	$160

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-	$-
Cash paid for taxes	$-	$-	$-	$-

See accompanying notes to consolidated financial statements

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

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

On June 6, 2014, the Board of Directors of the Company (the “Board”) approved a change in the Company’s fiscal year end from April 30 to March 31.

(B) Principles of Consolidation

The accompanying 2014 and 2013 consolidated financial statements include the accounts of NC Solar, Inc. and its wholly owned subsidiary, Stoneville Solar, LLC (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of in kind contribution of services and interest, valuation of deferred tax assets and provision for allowance for doubtful accounts. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and April 30, 2013, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” For the eleven months ended March 31, 2014 and 2013 and for the year ended April 30, 2013, there were no common share equivalents outstanding.

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

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	March 31, 2014	April 30, 2013
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	114,640	89,730
Valuation allowance	(114,640)	(89,730)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not to be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2034.

The components of income tax expense related to continuing operations are as follows:

	March 31, 2014		April 30, 2013
Federal	$		$
Current		-		-
Deferred		-		-
		$-		$-
State and Local
Current		$-		$-
Deferred		-		-
		$-		$-

As of March 31, 2014 and April 30, 2013, the Company has a net operating loss carry forward of approximately $269,528 and $189,518, respectively, available to offset future taxable income through March 31, 2024. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2034.

The net change in the valuation allowance for the eleven months ended March 31, 2014 and for the year ended April 30, 2013 was an increase of $24,910 and $65,940 respectively.

The Company’s income tax expense differed from the statutory rates (federal 34% and state 4.55%) as follows:

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

	March 31, 2014	April 30, 2013
Statutory rate applied to earnings before income taxes:	$(32,363)	$(73,965)
Increase (decrease) in income taxes resulting from:
State income taxes
Change in deferred tax asset valuation allowance	24,910	65,940
Non-deductible expenses	7,454	8,025
Income Tax Expense	-	-

The company’s federal income tax returns for the eleven months ended March 31, 2014 and for the years ended April 30, 2013 and 2012 remain subject to examination by the Internal Revenue Service through 2019.

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

(J) Concentration of Credit Risk

At March 31, 2014 and April 30, 2013, accounts receivable of $361 and $513, respectively, consisted of two main types of receivables; receivables from a local utility company for energy resale and an energy rebate from the State of North Carolina.

For the eleven months ended March 31, 2014, the local utility company accounted for approximately 17% of revenues and 6% of the total outstanding accounts receivable and the energy rebate from the state of North Carolina accounted for 83% of revenue and 94% of total outstanding accounts receivable.

For the year ended April 30, 2013, the local utility company accounted for approximately 15% of revenues and 3% of the total outstanding accounts receivable and the energy rebate from the state of North Carolina accounted for 85% of revenue and 97% of total outstanding accounts receivable.

(K) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

In June 2014, FASB and IASB jointly issued an exposure draft (ED), Revenue from Contracts with Customers. The ED, released by the FASB as proposed ASU No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

NOTE 2	ACCOUNTS RECEIVABLE

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

At March 31, 2014 and April 30, 2013, the Company had the following accounts receivable:

	March 31, 2014	April 30, 2013
Accounts receivable	$361	$513
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$361	$513

NOTE 3	EQUIPMENT

	March 31, 2014	April 30, 2013
Equipment	$25,610	$62,318
Less: Accumulated depreciation	(25,610)	(62,318)
Equipment, net	$-	$-

Depreciation expenses related to the Company’s photovoltaic system were $0 and $9,424 for the eleven months ended March 31, 2014 and 2013 (unaudited), $12,566 for the year ended April 30, 2013 and $25,610 for the period from December 9, 2010 (inception) to March 31, 2014. During the year ended April 30, 2013 the equipment was fully impaired, and the Company recognized a loss of $36,708 for the remaining balance.

NOTE 4	NOTE RECEIVABLE

On November 13, 2012, the Company received a promissory note from Alternative Energy and Environmental Solutions, Inc. (the “Borrower”) in exchange for $6,034. The note was non-interest bearing and due on demand. During the year ended April 30, 2013 the Company fully reserved the note.

NOTE 5	NOTE PAYABLE

During the eleven months ended March 31, 2014, the Company issued an unsecured promissory note in the amount of $8,000 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. For the eleven months ended March 31, 2014, the Company recorded $263 as an in-kind contribution of interest (see Note 6(D)). Subsequent to March 31, 2014, the note holder forgave the promissory note and the amount was recorded as a gain on settlement of debt.

NOTE 6	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series, with those rights and preferences determined by the board of directors. As of March 31, 2014 and April 30, 2013, no preferred shares are issued and outstanding.

(B) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

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

(C) In-Kind Contribution

For the eleven months ended March 31, 2014 two shareholders of the Company contributed services having a fair value of $19,066 (See Note 8).

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

(D) In-Kind of Interest

The Company recorded $263 as an in-kind contribution of interest (See Note 5).

NOTE 7	COMMITMENTS

(A) Consulting Agreements

On August 1, 2011 the Company entered into a consulting agreement to receive administrative and other miscellaneous services. The Company is required to pay $5,000 a month. The agreement is to remain in effect unless either party desires to cancel the agreement. The agreement was terminated effective June 19, 2014.

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

NC SOLAR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

For the eleven months ended March 31, 2014, two shareholders of the Company contributed services having a fair value of $19,066 (See Note 6(C)).

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

In June 2012, the Company was awarded a grant in the amount $18,695 under the American Recovery and Reinvestment Act of 2009 for the photovoltaic system placed into service. The grant requires the Company to keep the system in place for 5 years and file annual usage reports. If the Company fails to maintain the system or fails to file the annual report, the grant is refundable to the Internal Revenue Service at a prorated amount over 5 years. The amount was recorded as a deferred Federal grant and will be recognized over 5 years on the anniversary date of the award. As of March 31, 2014, the Company has a deferred Federal grant of $11,217 and has recognized $7,478 of the grant as other income.

On February 4, 2014, a company entered into a non-binding letter of intent to acquire 83.78% of our issued and outstanding shares of common stock and to close the transaction no later than March 14, 2014.  The letter of intent calls for a deposit of $75,000 as a commitment fee.  The initial $50,000 was received on February 4, 2014, upon the execution of the agreement, and $25,000 was received on March 3, 2014.   On April 4, 2014, the Company entered into a settlement and release agreement and agreed not to proceed with the transaction.  The Company returned $50,000 to the purchaser and the remaining $25,000 was recorded as other income by the Company as liquidated damages.

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, used cash since inception of $146,113 and has a net loss since inception of $382,198. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11	SUBSEQUENT EVENT

Subsequent to March 31, 2014, the former shareholders of the Company paid accounts payable on behalf of the Company totaling $86,881 and operating expenses of $14,918 which was recorded as an in-kind contribution of capital.

Subsequent to March 31, 2014, the unsecured promissory note in the amount of $8,000 was forgiven by the note holder. The amount was subsequently recorded as a gain on settlement of debt.

On June 6, 2014, Jeffery Alt and Matthew Croslis resigned as officers and Mr. Croslis resigned as a member of the Board. Mr. Alt is still a member of the Board. Simultaneously, the Board of Directors appointed Tadashi Ishikawa as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and the member of the Board of Directors.

On June 6, 2014, the Board of Directors approved a change in the Company’s fiscal year end from April 30 to March 31.

On August 1, 2011 the Company entered into a consulting agreement to receive administrative and other miscellaneous services. The agreement was terminated effective June 19, 2014.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2014, the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2014, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2014.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This transition report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management's report in this transition report.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2015 when funding is available. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2015.

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

Name	Age	Position
Tadashi Ishikawa	58	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

Jeffrey L. Alt	58	Director

Tadashi Ishikawa has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director since June 6, 2014. In 2004, Mr. Ishikawa founded Aqua Power Systems Japan Co. Ltd. Aquapower Systems is in the business of developing magnesium fuel cell technologies. Aquapower Systems is introducing the patented magnesium water and magnesium air fuel cell technologies to the world.

Mr. Ishikawa acquired expertise in new technology development and designing and executing international sales and marketing strategies in a long business career. Prior to founding Aquapower Systems in 2004, Mr. Ishikawa served as Vice President for Worldwide Marketing and as a Corporate Director for Cisco Systems Co., Ltd. In 1996, he was first assigned to Cisco’s Tokyo office, and then transferred to the company’s world headquarters in San Jose, California.

Before joining Cisco, Mr. Ishikawa worked for NCR Japan Co. Ltd. from 1980 to 1996. His primary responsibilities there included international business development and public sector relations. He was the youngest member ever to be named to NCR Board of Directors. Mr. Ishikawa originally trained as a lawyer at Chuo University in Tokyo, where he now resides.

Jeffrey L. Alt served as our President and Chief Executive Officer from inception to June 6, 2014. Mr. Alt has been a Director since inception. Mr. Alt has served as the Chief Financial Officer and Finance Manager of Service Logistics and Warehousing LLC since 2010. He was the Finance Manager and Plant Controller of Weil-McLain from 2005 until 2010. Mr. Alt has held numerous positions as a plant controller over the past thirty years with Thomas and Betts Corporation from 2000 to 2005, Smith Fiberglass Products from 1998 to 2000, Ameron International, Inc. from 1995 to 1998, and GenCorp, Inc. from 1984 to 1995. Mr. Alt began his career at Republic Steel Corporation as an analyst from 1974 to 1984. Mr. Alt attended the University of Akron and was awarded a B.S. in Industrial Management with a major in accounting.

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

Item 11.       Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for the eleven months ended March 31, 2014 and March 31, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Eleven Months Ended March 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey L. Alt	2014	$-	-	-	-	-	-	-	$-
President, CEO and Director	2013	$-	-	-	-	-	-	-	$-
Matthew Croslis	2014	$-	-	-	-	-	-	-	$-
Secretary and Director	2013	$-	-	-	-	-	-	-	$-

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of March 31, 2014.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of July 14, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 14, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of July 14, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 1107 Town Creek Road, Eden, NC 27288.

		Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Title of Class	Beneficial Ownership	of Class (1)
Executive Officers and Directors
Tadashi Ishikawa	Common Stock	7,500,000	83.7	9%
Jeffrey L. Alt	Common Stock	0	0%
Directors and executive officers as a group (2 persons)	Common Stock	7,500,000	83.79%
Other 5% Holders:
None.

(1) Based on 8,951,351 shares of common stock outstanding as of July 14, 2014.

Change in Control

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set forth below, since May 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and in which any director, executive officer, other stockholders of more than 5% of the Company’s Common Stock or any member of their immediate family had or will have a direct or indirect material interest.:

For the eleven months ended March 31, 2014, two shareholders of the Company contributed services having a fair value of $19,066.

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

Item 14.      Principal Accounting Fees and Services.

Audit Fees

For the eleven months ended March 31, 2014 and for the fiscal year ended April 30, 2013, we were billed approximately $16,720 and $12,477, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the eleven months ended March 31, 2014 and for the fiscal year ended April 30, 2013, we were not billed for professional services related to our audits, other than the Fees discussed in Audit Fees above.

Tax Fees

For the eleven months ended March 31, 2014 and for the fiscal year ended April 30, 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the eleven months ended March 31, 2014 and for the fiscal year ended April 30, 2013.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

Exhibit Number		Description
3.1		Articles of Incorporation(1).
3.2		Bylaws(1).
10.1		Purchased Power Agreement by and between Duke Energy Carolinas, LLC and Stoneville Solar, LLC dated February 21, 2011(1).
10.2		Warehouse Lease by and between Service Logistics and Warehouse, LLC and Stoneville Solar, LLC, dated August 11, 2012(1).
10.3		Generation Agreement by and between NC GreenPower and Stoneville Solar, LLC, dated February 3, 2011(1).
10.4		Share Purchase Agreement between NC Solar, Inc., Jeffrey Alt, Matthew Croslis and Tadashi Ishikawa dated May 28, 2014(2).
21.1		List of Subsidiaries.
31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

(1) Filed as an Exhibit on the registration statement on Form S-1 with the SEC on August 13, 2012.

(2) Filed as an Exhibit on the current report on Form 8-K with the SEC on June 10, 2014.

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

NC Solar, Inc.

Date: July 14, 2014	By:	/s/ Tadashi Ishikawa
Tadashi Ishikawa
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tadashi Ishikawa	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	July 14, 2014
Tadashi Ishikawa	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Jeffrey Alt	Director	July 14, 2014
Jeffrey Alt

