Form 10-Q
period 2014-06-30
AQUA POWER SYSTEMS INC.
filed 2014-08-19
CIK 1553264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	333-183272

AQUA POWER SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4213903
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1107 Town Creek Road, Eden, NC	27288
(Address of principal executive offices)	(Zip Code)

(336) 432-2623
(Registrant’s telephone number, including area code)

NC SOLAR, INC.
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

☒	YES	☐	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒	YES	☐	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐	YES	☒	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐	YES	☐	NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

161,124,318 common shares issued and outstanding as of August 19, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited consolidated financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

3

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(F/K/A NC SOLAR, INC. AND SUBSIDIARY)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2014 (UNAUDITED) AND MARCH 31, 2014.

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED).

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE THREE MONTHS ENDED JUNE 30, 2014 (UNAUDITED).

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED).

PAGES	F-5 - 12	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

4

Aqua Power Systems Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2014	2014
	Unaudited
ASSETS
Current Assets
Cash	$84	$160
Accounts receivable, net	625	361
Note receivable, net of $6,034 allowance	-	-
Total Current Assets	709	521
Equipment, net	-	-
Total Assets	$709	$521

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable	$9,754	$87,948

Note payable	-	8,000
Note payable – related party	3,500	-
Deferred Federal grant	7,478	11,217
Total Liabilities	20,732	107,165
Commitments and Contingencies (See Note 7)
Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 161,124,318 and 161,124,318 issued and outstanding, respectively	16,112	16,112
Additional paid-in capital	365,309	259,442
Accumulated deficit	(401,444)	(382,198)
Total Stockholders' Deficiency	(20,023)	(106,644)
Total Liabilities and Stockholders' Deficiency	$709	$521

See accompanying notes to condensed consolidated unaudited financial statements

Aqua Power Systems Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	June 30, 2014	June 30, 2013

Revenue	$697	$782
Operating Expenses
Professional fees	24,914	3,821
General and administrative	17,335	30,213
Impairment loss on photovoltaic system	-	36,708
Total Operating Expenses	42,249	70,742
Loss from Operations	(41,552)	(69,960)
Other Income
Gain on settlement of debt	18,567	-
Grant income	3,739	3,739
Total Other Income	22,306	3,739
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(19,246)	(66,221)
Provision for Income Taxes	-	-
NET LOSS	$(19,246)	$(66,221)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding during the year - Basic and Diluted	161,124,318	161,124,318

See accompanying notes to condensed consolidated unaudited financial statements

Aqua Power Systems Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Condensed Consolidated Statements of Stockholders' Deficiency

For the three months ended June 30, 2014

(Unaudited)

					Additional		Total
	Preferred Stock		Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	Deficiency
Balance, March 31, 2014	-	$-	161,124,318	$16,112	$259,442	$(382,198)	$(106,644)
In kind contribution of services	-	-	-	-	4,068	-	4,068
Contributed capital from former shareholders	-	-	-	-	101,799	-	101,799
Net loss, for the three months ended June 30, 2014	-	-	-	-	-	(19,246)	(19,246)

Balance, June 30, 2014	-	$-	161,124,318	$16,112	$365,309	$(401,444)	$(20,023)

See accompanying notes to condensed consolidated unaudited financial statements

Aqua Power Systems Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	June 30, 2014	June 30, 2013

Cash Flows From Operating Activities:
Net Loss	$(19,246)	$(66,221)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	-	3,142
Bad debt expense	-	6,034
Impairment loss on photovoltaic system	-	36,708
In-kind contribution of services	4,068	1,734
Forgiveness of debt	(8,000)	-
In-kind contribution of interest
Changes in operating assets and liabilities:
Increase in accounts receivable	(264)	(384)
Increase (decrease) in accounts payable	(78,194)	19,119
Decrease in deferred Federal grant	(3,739)	(3,739)
Net Cash Used In Operating Activities	(105,375)	(3,607)
Cash Flows From Financing Activities:
Proceeds from note payable – related party	3,500	-
Contributed capital from former shareholders	101,799	-
Net Cash Provided by Financing Activities	105,299	-
Net Decrease in Cash	(76)	(3,607)
Cash at Beginning of Period	160	7,271
Cash at End of Period	$84	$3,664

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

Aqua Power Systems Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on December 9, 2010 to develop solar energy collection farms on commercial and/or industrial buildings located on distressed, blighted and/or underutilized commercial land in North Carolina and other southern states of the U.S. Renewable energy collected by these farms will be sold directly to local utility companies for resale to their customers.

Stoneville Solar, LLC. (a development stage company) was incorporated under the laws of the State of North Carolina on December 14, 2010.

Effective August 5, 2014, the Company filed an Amendment of Articles of Incorporation with the State of Nevada to change the name from NC Solar, Inc. to Aqua Power Systems Inc.

(B) Principles of Consolidation

The accompanying 2014 and 2013 consolidated financial statements include the accounts of Aqua Power Systems Inc. (f/k/a NC Solar, Inc.) and its wholly owned subsidiary, Stoneville Solar, LLC (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2014 and March 31, 2014, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of June 30, 2014 and 2013, there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company generates revenue from the sale of energy collected by the photovoltaic system as the revenue is earned. The Company recognizes Grant Income at the time it is earned and all grant provisions have been satisfied and the grants are non-refundable.

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

During the three months ended June 30, 2013, the Company determined that the equipment was fully impaired and recognized an impairment expense of $36,708.

 There were no impairment losses recorded during the three months ended June 30, 2014.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

(I) Concentration of Credit Risk

At June 30, 2014 and March 31, 2014, accounts receivable of $625 and $361, respectively, consisted of two main types of receivables; receivables from local utility company for energy resale and energy rebate from the State of North Carolina.

For the three months ended June 30, 2014, the local utility company accounted for approximately 20% of revenues and 11% of the total outstanding accounts receivable and the energy rebate from the state of North Carolina accounted for 80% of revenues and 89% of the total outstanding accounts receivable.

For the three months ended June 30, 2013, the local utility company accounted for approximately 14% of revenues and 8% of the total outstanding accounts receivable and the energy rebate from the state of North Carolina accounted for 86% of revenues and 92% of the total outstanding accounts receivable.

(J) Recent Accounting Pronouncements

In June 2014, FASB and IASB (the “boards”) jointly issued an exposure draft (ED), Revenue from Contracts with Customers. The ED was released by the FASB as a proposed Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASUE 2014-10”). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended June 30, 2014.

NOTE 2	ACCOUNTS RECEIVABLE

At June 30, 2014 and March 31, 2014, the Company had the following accounts receivable:

	June 30,	March 31,
	2014	2014
	Unaudited

Accounts receivable	$625	$361
Less: Allowance for doubtful Accounts	-	-
Accounts receivable, net	$625	$361

NOTE 3	EQUIPMENT

At June 30, 2014 and March 31, 2014, equipment consisted of the following:

	June 30,	March 31,
	2014	2014
	Unaudited

Equipment	$25,610	$25,610
Less: Accumulated depreciation	(25,610)	(25,610)
Total equipment, net	$-	$-

Depreciation and amortization expense for the three months ended June 30, 2014 and 2013 was $0 and $3,142 respectively.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

NOTE 4	NOTE RECEIVABLE

On November 13, 2012, the Company received a promissory note from Alternative Energy and Environmental Solutions, Inc. (the “Borrower”) in exchange for $6,034. The note was non-interest bearing and due on demand. As of June 30, 2014, the note has been reserved.

NOTE 5	NOTES PAYABLE

(A) Note Payable

During the eleven months ended March 31, 2014, the Company issued an unsecured promissory note in the amount of $8,000 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. For the eleven months ended March 31, 2014, the Company recorded $263 as an in-kind contribution of interest (see Note 6(C)). On June 19, 2014, the note holder forgave the promissory note and the amount was recorded as a gain on settlement of debt (See Note 9).

(B) Note Payable – Related Party

On June 6, 2014, the Company issued an unsecured promissory note in the amount of $3,500 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 8).

NOTE 6	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on December 9, 2010. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series. As of June 30, 2014 and March 31, 2014, no preferred shares are issued and outstanding. Rights and preferences are to be determined by the board of directors.

(B) Common Stock Issued for Cash

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

(C) In-Kind Contribution

For the three months ended June 30, 2014, two shareholders of the Company contributed services having a fair value of $4,068 (See Note 8).

For the eleven months ended March 31, 2014, two shareholders of the Company contributed services having a fair value of $19,066 (See Note 8).

For the eleven months ended March 31, 2014, the Company recorded $263 as an in-kind contribution of interest (See Note 5(A)).

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

(D) Amendment to Articles of Incorporation

On August 5, 2014, the Company filed an Amendment of Articles of Incorporation with the State of Nevada to change the name from NC Solar, Inc. to Aqua Power Systems Inc. and to increase its authorized number of shares of common stock from 100,000,000 shares to 200,000,000 shares at a par value of $0.0001 per share (See Note 11).

(E) Expenses Paid on the Company’s Behalf

During the three months ended June 30, 2014, former shareholders of the Company paid accounts payable and expenses on behalf of the Company totaling $101,799 which was recorded as contributed capital (See Note 8).

(F) Stock Split

On August 12, 2014, a forward stock split on a basis of 1 for 18 was declared effective for stockholders of record. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 11).

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

NOTE 8	RELATED PARTY TRANSACTIONS

On June 6, 2014, the Company issued an unsecured promissory note in the amount of $3,500 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 5(B)).

During the three months ended June 30, 2014, the former shareholders of the Company paid accounts payable and expenses on behalf of the Company totaling $101,799 which was recorded as a contribution of capital (See Note 6 (E)).

For the three months ended June 30, 2014, two shareholders of the Company contributed services having a fair value of $4,068 (See Note 6(C)).

For the eleven months ended March 31, 2014, two shareholders of the Company contributed services having a fair value of $19,066 (See Note 6(C)).

NOTE 9	OTHER INCOME

In June 2012, the Company was awarded a grant in the amount $18,695 under the American Recovery and Reinvestment Act of 2009 for the photovoltaic system placed into service. The grant requires the Company to keep the system in place for 5 years and file annual usage reports. If the Company fails to maintain the system or fails to file the annual report, the grant is refundable to the Internal Revenue Service at a prorated amount over 5 years. The amount was recorded as a deferred Federal grant and will be recognized over 5 years on the anniversary date of the award. As of June 30, 2014, the Company has a deferred Federal grant of $7,478 and has recognized $11,217 of the grant as other income.

During the three months ended June 30, 2014, the unsecured promissory note in the amount of $8,000 was forgiven by the note holder. The amount was recorded as a gain on settlement of debt (See Note 5(A)).

During the three months ended June 30, 2014, the accounts payable balance was forgiven by an unrelated party in the amount of $10,567. The amount was recorded as a gain on settlement of debt.

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company has a negative working capital and stockholder’s deficit of $20,023 as of June 30, 2014, used cash in operations of $105,375 and has a net loss of $19,246 for the three months ended June 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

NOTE 11	SUBSEQUENT EVENTS

On August 5, 2014, the Company amended its Articles of Incorporation to increase its authorized number of shares of common stock from 100,000,000 shares to 200,000,000 shares at a par value of $0.0001 per share (see Note 6(D)).

Effective August 5, 2014, the Company filed an Amendment of Articles of Incorporation with the State of Nevada to change the name from NC Solar, Inc. to Aqua Power Systems Inc. (See Note 6 (D)).

On July 18, 2014, a forward stock split on a basis of 1 for 18 was approved by the Board of Directors for stockholders of record. The stock split was effectuated on August 12, 2014 based upon filing the appropriate documentation with FINRA. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 6(F)).

On July 4, 2014, the Company issued an unsecured promissory note in the amount of $2,500 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement.

On August 1, 2014, the Company issued an unsecured promissory note in the amount of $3,000 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement.

On August 11, 2014, the Company issued an unsecured promissory note in the amount of $13,300 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited condensed consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Aqua Power Systems Inc. and our wholly owned subsidiary, Stoneville Solar, LLC, a North Carolina limited liability company, unless otherwise indicated.

Corporate Overview

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

On June 6, 2014, Tadashi Ishikawa, our company’s sole officer and a member of our board of directors, acquired a total of 7,500,000 shares of our company’s common stock from Jeffery L. Alt and Matthew Croslis, our company’s former officers, in a private transaction for an aggregate total of $50,000. The funds used for this share purchase were Mr. Ishikawa’s personal funds. Mr. Ishikawa’s 7,500,000 shares amount to approximately 83.8% of our company’s currently issued and outstanding common stock. On the same day, Messrs. Alt and Croslis resigned as officers and Mr. Croslis resigned as a director. Mr. Alt remains as a director of our company.

In connection with the change of management, our company may pursue new business opportunities. As of the date of this report, no material agreements have been signed in connection with such new business opportunities.

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

Utilities in the southern United States have quotas for renewable energy that they have to provide to customers, and at this point very few, if any, utilities in the southeast are meeting their quotas. Accordingly, at this time, utilities in the southeast have been willing to purchase as much energy as alternative and clean energy producers can generate. We believe that if these quotas remain in place, there will continue to be a market for the energy that we produce.

On June 6, 2014, we changed our company’s fiscal year end from April 30 to March 31.

On July 18, 2014, our board of directors and a majority of our stockholders approved a change of name of our company from NC Solar, Inc. to Aqua Power Systems Inc., an increase of our authorized capital from 100,000,000 shares of common stock, par value $0.0001 and 10,000,000 shares of blank check preferred stock, par value $0.0001 to 200,000,000 shares of common stock, par value $0.0001 and 10,000,000 shares of blank check preferred stock, par value $0.001 and a forward split of our issued and outstanding shares of common stock on a basis of 1 old share for 18 new shares.

A Certificate of Amendment to effect the change of name and increase to our authorized capital was filed with the Nevada Secretary of State on August 5, 2014, with an effective date of August 12, 2014.

The name change and forward split have been reviewed by the Financial Industry Regulatory Authority (FINRA) and were approved for filing with an effective date of August 12, 2014.

The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on August 12, 2014 under the symbol under the symbol "NCSOD". The "D" will be placed on our ticker symbol for 20 business days at which time our symbol will change to "APSI". Our CUSIP number is 03790A 105.

Plan of Operation

We plan to take advantage of tax credits and renewable energy investment incentives that can help defray the upfront installation costs for each installation. Through our subsidiary, Stoneville Solar, LLC, we are operating our initial facility atop a warehouse building in Stoneville, North Carolina. North Carolina utility companies are currently purchasing solar power collected on rooftops at $0.05-0.07 per kWh. Our first project is fully operational and our company is looking for additional projects and other ways to increase revenues.

We plan to replicate this model for developing solar collection systems across a variety of distressed, blighted and/or under-utilized commercial and industrial properties in North Carolina and other southern states, where sunlight is at a maximum and cost of installation can be significantly discounted by tax incentives and renewable energy development funding.

We intend to use the proceeds from our latest equity and debt fundings (i) to pay operating and business development expenses, (ii) to pay other expenses related to marketing of solar energy projects, and (iii) for general working capital. Amounts actually expended and the timing of expenditures may vary considerably based on several factors including our results of operations.

Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, we have a negative working capital and stockholders’ deficit of $20,023, used in operations of $105,375 and have a net loss of $19,246 for the three months ended June 30, 2014. This raises substantial doubt about our ability to continue as a going concern. The ability of our company to continue as a going concern is dependent on our company’s ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if our company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for our company to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013

	Three Months ended June 30, 2014		Three Months ended June 30, 2013
Revenue		$697		$782

Professional fees		$24,914		$3,821
General and administrative		$17,335		$30,213
Impairment loss on photovoltaic system	$	Nil		$36,708
Other expense (income)		$(18,567)	$	Nil
Grant (income)		$(3,739)		$(3,739)
Net Loss		$(19,246)		$(66,221)

Revenues

Revenues for the three months ended June 30, 2014 were $697, as compared with $782 for the three months ended June 30, 2013. The decrease for the three months ended June 30, 2014 is primarily attributable to the amount of energy our photovoltaic systems were able to produce.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 were $42,249, as compared with $70,742 for the three months ended June 30, 2013. The decrease in operating expenses in the three months ended June 30, 2014 was primarily attributable to decreases in general and administrative expenses and impairment loss on the photovoltaic system.

Net Loss

Our net loss for the three months ended June 30, 2014 was $19,246, as compared with $66,221 for the three months ended June 30, 2013. The decrease for the three months ended June 30, 2014 is primarily attributable to decreases in operating expenses.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2014	As at March 31, 2014
Current Assets	$709	$521
Current Liabilities	$20,732	$107,165
Working Capital Deficiency	$(20,023)	$(106,644)

Cash Flows

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Net cash used in operating activities		$(105,375)		$(3,607)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$105,299	$	Nil
Net decrease in cash		$(76)		$(3,607)

Our cash totaled $84 as at June 30, 2014.

Net Cash Used in Operating Activities

We used net cash in operating activities of $105,375 during the three months ended June 30, 2014, compared to $3,607 used in operating activities during the three months ended June 30, 2013. The Company’s use of cash was mainly to fund operating expenses.

Net Cash Used In Investing Activities

We did not use any net cash in investing activities during the three months ended June 30, 2014, or the comparative period ended June 30, 2013.

Net Cash (Used In) Provided By Financing Activities

Net cash provided by financing activities was $105,299 during the three months ended June 30, 2014, compared to $Nil in financing activities during the three months ended June 30, 2013. The increase in financing cash flows was mainly due to capital contributions from our former shareholders.

Future Financings

We anticipate that we will have to generate enough revenue or enter into additional debt or equity financings to have enough cash to sustain operations for at least a year. However, we cannot make any assurance that we will be successful in generating enough revenue or obtain additional financings to sustain operations. Moreover, our independent auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Management may decide, based on market conditions, to seek future private placements if management believes such private placements are in the best interests of our company.

The revenue that we have earned from our initial facility in North Carolina has been minimal as we only earned $697 in the three months ended June 30, 2014. In connection with the recent change of management, our company may pursue new business opportunities. As of the date of this report, however, no material agreements have been signed in connection with such new business opportunities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

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

Principles of Consolidation

The accompanying 2014 and 2013 consolidated financial statements include the accounts of Aqua Power Systems Inc. (f/k/a NC Solar, Inc.) and its wholly owned subsidiary, Stoneville Solar, LLC.  All intercompany accounts have been eliminated upon consolidation.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.

Cash and Cash Equivalents

Our company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”

Revenue Recognition

Our company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Our company generates revenue from the sale of energy collected by the photovoltaic system as the revenue is earned. Our company recognizes Grant Income at the time it is earned and all grant provisions have been satisfied and the grants are non-refundable.

Equipment

Our company values equipment at cost and depreciates these assets using the straight-line method over their expected useful life. Our company depreciates equipment over a five-year useful life.

In accordance with ASC No. 360, Property, Plant and Equipment, our company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our condensed consolidated unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
(10)	Material Contracts
10.1	Purchased Power Agreement dated February 21, 2011 between Stoneville Solar, LLC and Duke Energy Carolinas, LLC (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)
10.2	Standard Warehouse Lease dated April 1, 2011 between Stoneville Solar, LLC and Service Logistics & Warehousing, LLC (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)
10.3	Generation Agreement dated February 3, 2011 between Stoneville Solar, LLC and NC GreenPower Corporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)

Exhibit Number	Description
10.4	Stock Purchase Agreement dated April 28, 2014 between our company, Jeffrey Alt, Matthew Croslis and Tadashi Ishikawa (incorporated by reference to our Current Report on Form 8-K filed on June 10, 2014)
(21)	Subsidiaries
21.1	Stoneville Solar, LLC, a North Carolina limited liability company (wholly owned)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA POWER SYSTEMS INC.

Date: August 19, 2014	By:	/s/ Tadashi Ishikawa
Tadashi Ishikawa
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

