Form 10-Q
period 2014-09-30
AQUA POWER SYSTEMS INC.
filed 2014-11-19
CIK 1553264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	333-183272

AQUA POWER SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4213903
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1107 Town Creek Road, Eden, NC	27288
(Address of principal executive offices)	(Zip Code)

(336) 432-2623
(Registrant’s telephone number, including area code)

N/A
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

161,124,318 common shares issued and outstanding as of November 14, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

Aqua Power Systems, Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Condensed Consolidated Balance Sheets

ASSETS

	September 30,	March 31,
	2014	2014
	Unaudited
Current Assets
Cash	$1,761	$160
Accounts receivable, net	615	361
Note receivable, net of $6,034 allowance	-	-
Total Current Assets	2,376	521
Equipment, net	-	-
Total Assets	$2,376	$521

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$26,782	$87,948
Note payable	3,000	8,000
Note payable - related party	20,000	-
Deferred Federal grant	7,478	11,217
Total Liabilities	57,260	107,165
Commitments and Contingencies (See Note 7)
Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized,161,124,318 and 161,124,318 issued and outstanding, respectively	16,112	16,112
Additional paid-in capital	367,709	259,442
Accumulated deficit	(438,705)	(382,198)
Total Stockholders' Deficiency	(54,884)	(106,644)
Total Liabilities and Stockholders' Deficiency	$2,376	$521

See accompanying notes to condensed consolidated unaudited financial statements.

Aqua Power Systems, Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$742	$476	$1,439	$1,259
Operating Expenses
Professional fees	29,316	13,788	54,230	17,609
General and administrative	8,514	21,206	25,849	51,418
Impairment loss on photovoltaic system	-	-	-	36,708
Total Operating Expenses	37,830	34,994	80,079	105,735
Loss from Operations	(37,088)	(34,518)	(78,640)	(104,476)
Other Income (Expense)
Interest expense	(173)	-	(173)	-
Gain on settlement of debt	-	-	18,567	-
Grant income	-	-	3,739	3,739
Total Other Income (Expense)	(173)	-	22,133	3,739
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(37,261)	(34,518)	(56,507)	(100,737)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(37,261)	$(34,518)	$(56,507)	$(100,737)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding during the year - Basic and Diluted	161,124,318	161,124,318	161,124,318	161,124,318

 See accompanying notes to condensed consolidated unaudited financial statements.

Aqua Power Systems, Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Condensed Consolidated Statements of Stockholders' Deficiency

For the six months ended September 30, 2014

(Unaudited)

	Preferred Stock		Common stock		Additional		Total
					paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	Deficiency

Balance, March 31, 2014	-	$-	161,124,318	$16,112	$259,442	$(382,198)	$(106,644)
In kind contribution of services	-	-	-	-	6,468	-	6,468
Contributed capital from former shareholders	-	-	-	-	101,799	-	101,799
Net loss, for the six months ended September 30, 2014	-	-	-	-	-	(56,507)	(56,507)

Balance, September 30, 2014	-	$-	161,124,318	$16,112	$367,709	$(438,705)	$(54,884)

 See accompanying notes to condensed consolidated unaudited financial statements.

Aqua Power Systems, Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	September 30, 2014	September 30, 2013

Cash Flows From Operating Activities:
Net Loss	$(56,507)	$(100,737)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	-	3,142
Bad debt expense	-	6,034
Impairment loss on photovoltaic system	-	36,708
In-kind contribution of services	6,468	6,934
Gain on settlement of debt	(8,000)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(254)	(103)
Increase (decrease) in accounts payable	(61,166)	47,210
Decrease in deferred Federal grant	(3,739)	(3,739)
Net Cash Used In Operating Activities	(123,198)	(4,551)
Cash Flows From Financing Activities:
Proceeds from note payable	3,000	-
Proceeds from note payable - related party	20,000	-
Contributed capital from former shareholders	101,799	-
Net Cash Provided by Financing Activities	124,799	-
Net Increase (Decrease) in Cash	1,601	(4,551)
Cash at Beginning of Period	160	7,271
Cash at End of Period	$1,761	$2,720

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and March 31, 2014, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of September 30, 2014 and 2013, there were no common share equivalents outstanding.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

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

During the six months ended September 30, 2013, the Company determined that the equipment was fully impaired and recognized an impairment expense of $36,708.

There were no impairment losses recorded during the six months ended September 30, 2014.

(I) Concentration of Credit Risk

At September 30, 2014 and March 31, 2014, accounts receivable of $615 and $361, respectively, consisted of two main types of receivables; receivables from local utility company for energy resale and energy rebate from the State of North Carolina.

Following represents revenue concentrations for the three and six months ended September 30, 2014 and 2013:

	Three months ended		Six months ended
Customer	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
A	80%	53%	78%	73%
B	20%	47%	22%	27%

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

Following represents accounts receivable concentrations as of September 30, 2014 and March 31, 2014:

Customer	September 30, 2014	March 31, 2014
A	92%	94%
B	8%	6%

(J) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). These amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 2	ACCOUNTS RECEIVABLE

At September 30, 2014 and March 31, 2014, the Company had the following accounts receivable:

	September 30,	March 31,
	2014	2014
	Unaudited

Accounts receivable	$615	$361
Less: Allowance for doubtful Accounts	-	-
Accounts receivable, net	$615	$361

NOTE 3	EQUIPMENT

At September 30, 2014 and March 31, 2014, equipment consisted of the following:

	September 30,	March 31,
	2014	2014
	Unaudited

Equipment	$25,610	$25,610
Less: Accumulated depreciation	(25,610)	(25,610)
Total equipment, net	$-	$-

Depreciation and amortization expense for the six months ended September 30, 2014 and 2013 was $0 and $3,142 respectively.

NOTE 4	NOTE RECEIVABLE

On November 13, 2012, the Company received a promissory note from Alternative Energy and Environmental Solutions, Inc. (the “Borrower”) in exchange for $6,034. The note was non-interest bearing and due on demand. As of September 30, 2014, the note has been fully reserved.

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

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

(B) Note Payable - Related Party

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

On August 11, 2014, the Company issued an unsecured promissory note in the amount of $14,000 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 8).

NOTE 6	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on December 9, 2010. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series. As of September 30, 2014 and March 31, 2014, no preferred shares are issued and outstanding. Rights and preferences are to be determined by the board of directors.

(B) Common Stock Issued for Cash

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share.

(C) In-Kind Contribution

For the six months ended September 30, 2014, shareholders of the Company contributed services having a fair value of $6,468 (See Note 8).

(D) Amendment to Articles of Incorporation

On August 5, 2014, the Company filed an Amendment of Articles of Incorporation with the State of Nevada to change the name from NC Solar, Inc. to Aqua Power Systems Inc. and to increase its authorized number of shares of common stock from 100,000,000 shares to 200,000,000 shares at a par value of $0.0001 per share.

(E) Expenses Paid on the Company’s Behalf

During the six months ended September 30, 2014, former shareholders of the Company paid accounts payable and expenses on behalf of the Company totaling $101,799 which was recorded as contributed capital (See Note 8).

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

(F) Stock Split

On August 12, 2014, a forward stock split on a basis of 1 for 18 was declared effective for stockholders of record. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

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

On August 11, 2014, the Company issued an unsecured promissory note in the amount of $14,000 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 5(B)).

During the six months ended September 30, 2014, the former shareholders of the Company paid accounts payable and expenses on behalf of the Company totaling $101,799 which was recorded as a contribution of capital (See Note 6 (E)).

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

For the six months ended September 30, 2014, shareholders of the Company contributed services having a fair value of $6,468 (See Note 6(C)).

NOTE 9	OTHER INCOME

In June 2012, the Company was awarded a grant in the amount $18,695 under the American Recovery and Reinvestment Act of 2009 for the photovoltaic system placed into service. The grant requires the Company to keep the system in place for 5 years and file annual usage reports. If the Company fails to maintain the system or fails to file the annual report, the grant is refundable to the Internal Revenue Service at a prorated amount over 5 years. The amount was recorded as a deferred Federal grant and will be recognized over 5 years on the anniversary date of the award. As of September 30, 2014, the Company has a deferred Federal grant of $7,478.

During the six months ended September 30, 2014, the unsecured promissory note in the amount of $8,000 was forgiven by the note holder. The amount was recorded as a gain on settlement of debt (See Note 5(A)).

During the six months ended September 30, 2014, the accounts payable balance was forgiven by an unrelated party in the amount of $10,567. The amount was recorded as a gain on settlement of debt.

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company has a negative working capital and stockholder’s deficit of $54,884 as of September 30, 2014, used cash in operations of $123,198 and has a net loss of $56,507 for the six months ended September 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11 SUBSEQUENT EVENTS

On November 10, 2014, the Company issued an unsecured promissory note in the amount of $9,113 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement.

On November 12, 2014, the Company issued an unsecured promissory note in the amount of $4,103 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement.

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

Our condensed consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

On June 6, 2014, Tadashi Ishikawa, our company’s sole officer and a member of our board of directors, acquired a total of 135,000,000 shares of our company’s common stock from Jeffery L. Alt and Matthew Croslis, our company’s former officers, in a private transaction for an aggregate total of $50,000. The funds used for this share purchase were Mr. Ishikawa’s personal funds. Mr. Ishikawa’s 135,000,000 shares amount to approximately 83.8% of our company’s currently issued and outstanding common stock. On the same day, Messrs. Alt and Croslis resigned as officers and Mr. Croslis resigned as a director. Mr. Alt remains as a director of our company.

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

A Certificate of Amendment to effect the change of name and increase to our authorized capital was filed with the Nevada Secretary of State on August 5, 2014, with an effective date of August 12, 2014. These amendments were reviewed by the Financial Industry Regulatory Authority (FINRA) and approved for filing with an effective date of August 12, 2014. Our trading symbol is "APSI". Our CUSIP number is 03790A 105.

Our Current Business

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

In addition, we currently receive a subsidy through NC GreenPower Corporation, a governmental organization that promotes clean energy. NC GreenPower has agreed to provide a premium of $0.15 per kWh generated, up to 14,309 kWh per year, for a total potential subsidy of $715.45 per year after administrative fees.

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

We intend to use the proceeds from our latest debt fundings (i) to pay operating and business development expenses, (ii) to pay other expenses related to marketing of solar energy projects, and (iii) for general working capital. Amounts actually expended and the timing of expenditures may vary considerably based on several factors including our results of operations.

Going Concern

As reflected in the accompanying condensed consolidated unaudited financial statements, we have a negative working capital and stockholders’ deficit of $54,884, used in operations of $123,198 and have a net loss of $56,507 for the six months ended September 30, 2014. This raises substantial doubt about our ability to continue as a going concern. The ability of our company to continue as a going concern is dependent on our company’s ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if our company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for our company to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013

	Three Months ended September 30, 2014	Three Months ended September 30, 2013
Revenue	$742	$476

Professional fees	29,316	13,788
General and administrative	8,514	21,206
Impairment loss on photovoltaic system	Nil	Nil
Total Other expense	(173)	Nil
Net Loss	$(37,261)	$(34,518)

Revenues

Revenues for the three months ended September 30, 2014 were $742, as compared with $476 for the three months ended September 30, 2013. The increase for the three months ended September 30, 2014 is primarily attributable to the amount of energy our photovoltaic systems were able to produce.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 were $37,830, as compared with $34,994 for the three months ended September 30, 2013. The increase in operating expenses in the three months ended September 30, 2014 was primarily attributable to an increase in professional fees.

Net Loss

Our net loss for the three months ended September 30, 2014 was $37,261, as compared with $34,518 for the three months ended September 30, 2013. The increase for the three months ended September 30, 2014 is primarily attributable to an increase in professional fees offset by increased revenue.

Six Months Ended September 30, 2014 as Compared to the Six Months Ended September 30, 2013

	Six Months ended September 30, 2014	Six Months ended September 30, 2013
Revenue	$1,439	$1,259

Professional fees	54,230	17,609
General and administrative	25,849	51,418
Impairment loss on photovoltaic system	Nil	36,708
Total Other expense (income)	(22,133)	(3,739
Net Loss	$(56,507)	$(100,737

Revenues

Revenues for the six months ended September 30, 2014 were $1,439, as compared with $1,259 for the six months ended September 30, 2013. The increase for the six months ended September 30, 2014 is primarily attributable to the amount of energy our photovoltaic systems were able to produce

Operating Expenses

Operating expenses for the six months ended September 30, 2014 were $80,079, as compared with $105,735 for the six months ended September 30, 2013. The decrease in operating expenses in the six months ended September 30, 2014 was primarily attributable to decreases in general and administrative expenses and impairment loss on photovoltaic system.

Net Loss

Our net loss for the six months ended September 30, 2014 was $56,507, as compared with $100,737 for the six months ended September 30, 2013. The decrease for the six months ended September 30, 2014 is primarily attributable to decreases in general and administrative expenses and impairment loss on photovoltaic system offset by an increase in revenues and total other income in the form of grant income and gain on settlement of debt.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2014	As at March 31, 2014
Current Assets	$2,376	$521
Current Liabilities	57,260	107,165
Working Capital Deficiency	$(54,884)	$(106,644)

Cash Flows

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Net cash used in operating activities	$(123,198)	$(4,551)
Net cash used in investing activities	Nil	Nil
Net cash provided by financing activities	124,799	Nil
Net increase (decrease) in cash	$1,601	$(4,551)

Our cash totaled $1,761 as at September 30, 2014.

Net Cash Used in Operating Activities

We used net cash in operating activities of $123,198 during the six months ended September 30, 2014, compared to $4,551 used in operating activities during the six months ended September 30, 2013. Our company’s use of cash was mainly to fund operating expenses including professional fees and general and administrative expenses.

Net Cash Used In Investing Activities

We did not use any net cash in investing activities during the six months ended September 30, 2014, or the comparative period ended September 30, 2013.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $124,799 during the six months ended September 30, 2014, compared to $Nil in financing activities during the six months ended September 30, 2013. The increase in financing cash flows was mainly due to proceeds from a note payable, proceeds from a note payable from a related party and capital contributions from our former shareholders.

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

The revenue that we have earned from our initial facility in North Carolina has been minimal as we only earned $1,439 in the six months ended September 30, 2014. In connection with the recent change of management, our company may pursue new business opportunities. As of the date of this report, however, no material agreements have been signed in connection with such new business opportunities.

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

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). These amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our president (our principal executive officer, principal financial officer and principal accounting officer) in connection with the review of our financial statements as of September 30, 2014.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This quarterly report does not include an attestation report of our company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's independent registered public accounting firm pursuant to the rules of the SEC that permit our company to provide only the management's report in this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
(10)	Material Contracts
10.1	Purchased Power Agreement dated February 21, 2011 between Stoneville Solar, LLC and Duke Energy Carolinas, LLC (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)
10.2	Standard Warehouse Lease dated April 1, 2011 between Stoneville Solar, LLC and Service Logistics & Warehousing, LLC (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)
10.3	Generation Agreement dated February 3, 2011 between Stoneville Solar, LLC and NC GreenPower Corporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)
10.4	Stock Purchase Agreement dated April 28, 2014 between our company, Jeffrey Alt, Matthew Croslis and Tadashi Ishikawa (incorporated by reference to our Current Report on Form 8-K filed on June 10, 2014)
(21)	Subsidiaries
21.1	Stoneville Solar, LLC, a North Carolina limited liability company (wholly owned)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA POWER SYSTEMS INC.
Date: November 19, 2014	By:	/s/ Tadashi Ishikawa
Tadashi Ishikawa
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

