Form 10-Q
period 2014-12-31
AQUA POWER SYSTEMS INC.
filed 2015-02-18
CIK 1553264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

          (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	333-183272

AQUA POWER SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4213903
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1107 Town Creek Road, Eden, NC	27288
(Address of principal executive offices)	(Zip Code)

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

161,124,318 common shares issued and outstanding as of February 13, 2015.

2

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

The condensed consolidated unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

Aqua Power Systems, Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2014	2014
	Unaudited

ASSETS

Current Assets
Cash	$145	$160
Accounts receivable, net	388	361
Note receivable, net of $6,034 allowance	-	-
Total Current Assets	533	521
Equipment, net	-	-
Total Assets	$533	$521

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and Accrued Expenses	$37,218	$87,948
Notes payable	14,163	8,000
Notes payable - related party	20,000	-
Deferred Federal grant	7,478	11,217
Total Liabilities	78,859	107,165

Commitments and Contingencies (See Note 7)

Stockholders’ Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 161,124,318 and 161,124,318 issued and outstanding, respectively	16,112	16,112
Additional paid-in capital	370,926	259,442
Accumulated deficit	(465,364)	(382,198)
Total Stockholders’ Deficiency	(78,326)	(106,644)

Total Liabilities and Stockholders’ Deficiency	$533	$521

See accompanying notes to condensed consolidated unaudited financial statements

Aqua Power Systems, Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Revenue	$408	$1,364	$1,847	$2,623

Operating Expenses
Professional fees	10,467	12,271	64,697	29,880
General and administrative	15,644	33,319	41,494	84,737
Impairment loss on photovoltaic system	-	-	-	36,708
Total Operating Expenses	26,111	45,590	106,191	151,325

Loss from Operations	(25,703)	(44,226)	(104,344)	(148,702)

Other Income (Expense)
Interest expense	(955)	-	(1,128)	-
Gain on settlement of debt	-	-	18,567	-
Grant income	-	-	3,739	3,739
Total Other Income(Expense)	(955)	-	21,178	3,739

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(26,658)	(44,226)	(83,166)	(144,963)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(26,658)	$(44,226)	$(83,166)	$(144,963)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - Basic and Diluted	161,124,318	161,124,318	161,124,318	161,124,318

See accompanying notes to condensed consolidated unaudited financial statements

Aqua Power Systems, Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Condensed Consolidated Statements of Stockholders’ Deficiency

For the nine months ended December 31, 2014

(Unaudited)

	Preferred Stock		Common stock		Additional		Total
					paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficiency

Balance, March 31, 2014	-	$-	161,124,318	$16,112	$259,442	$(382,198)	$(106,644)

In kind contribution of services and interest	-	-	-	-	9,685	-	9,685

Contributed capital from former shareholders	-	-	-	-	101,799	-	101,799

Net loss, for the nine months ended December 31, 2014	-	-	-	-	-	(83,166)	(83,166)

Balance, December 31, 2014	-	$-	161,124,318	$16,112	$370,926	$(465,364)	$(78,326)

See accompanying notes to condensed consolidated unaudited financial statements

Aqua Power Systems, Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	December 31, 2014	December 31, 2013

Cash Flows From Operating Activities:
Net Loss	$(83,166)	$(144,963)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	-	3,142
Bad debt expense	-	6,034
Impairment loss on photovoltaic system	-	36,708
In-kind contribution of services and interest	9,685	12,134
Gain on settlement of debt	(18,567)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(27)	(726)
Increase (decrease) in accounts payable and accrued expenses	(41,363)	85,888
Decrease in deferred Federal grant	(3,739)	(3,739)
Net Cash Used In Operating Activities	(137,177)	(5,524)

Cash Flows From Financing Activities:
Proceeds from note payable	15,363	-
Proceeds from note payable - related party	20,000	-
Contributed capital from former shareholders	101,799	-
Net Cash Provided by Financing Activities	137,162	-

Net Decrease in Cash	(15)	(5,524)

Cash at Beginning of Period	160	7,271

Cash at End of Period	$145	$1,747

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

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

The company was incorporated as NC Solar, Inc., (the “Company”) under the laws of the State of Nevada on December 9, 2010 to develop solar energy collection farms on commercial and/or industrial buildings located on distressed, blighted and/or underutilized commercial land in North Carolina and other southern states of the U.S. Renewable energy collected by these farms will be sold directly to local utility companies for resale to their customers.

Stoneville Solar, LLC. was incorporated under the laws of the State of North Carolina on December 14, 2010.

Effective August 5, 2014, the Company filed an Amendment of Articles of Incorporation with the State of Nevada to change the name from NC Solar, Inc. to Aqua Power Systems Inc.

(B) Principles of Consolidation

The accompanying 2014 and 2013 condensed consolidated financial statements include the accounts of Aqua Power Systems Inc. (f/k/a NC Solar, Inc.) and its wholly owned subsidiary, Stoneville Solar, LLC (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and March 31, 2014, the Company had no cash equivalents.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of December 31, 2014 and 2013, there were no common share equivalents outstanding.

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

During the nine months ended December 31, 2013, the Company determined that the equipment was fully impaired and recognized an impairment expense of $36,708.

There were no impairment losses recorded during the nine months ended December 31, 2014.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

(I) Concentration of Credit Risk

At December 31, 2014 and March 31, 2014, accounts receivable of $388 and $361, respectively, consisted of two main types of receivables; receivables from local utility company for energy resale and energy rebate from the State of North Carolina.

Following represents revenue concentrations for the three and nine months ended December 31, 2014 and 2013:

	Three months ended		Nine months ended
Customer	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
A	91%	88%	81%	75%
B	9%	12%	19%	25%

Following represents accounts receivable concentrations as of September 30, 2014 and March 31, 2014:

Customer	December 31, 2014	March 31, 2014
A	96%	94%
B	4%	6%

(J) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the nine months ended December 31, 2014.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

NOTE 2	ACCOUNTS RECEIVABLE

At December 31, 2014 and March 31, 2014, the Company had the following accounts receivable:

	December 31,	March 31,
	2014	2014
	Unaudited

Accounts receivable	$388	$361
Less: Allowance for doubtful Accounts	-	-
Accounts receivable, net	$388	$361

NOTE 3	EQUIPMENT

At December 31, 2014 and March 31, 2014, equipment consisted of the following:

	December 31,	March 31,
	2014	2014
	Unaudited

Equipment	$25,610	$25,610
Less: Accumulated depreciation	(25,610)	(25,610)
Total equipment, net	$-	$-

Depreciation and amortization expense for the nine months ended December 31, 2014 and 2013 was $0 and $3,142 respectively.

NOTE 4	NOTE RECEIVABLE

On November 13, 2012, the Company received a promissory note from Alternative Energy and Environmental Solutions, Inc. (the “Borrower”) in exchange for $6,034. The note was non-interest bearing and due on demand. As of December 31, 2014, the note has been fully reserved.

NOTE 5	NOTES PAYABLE

(A) Note Payable

On November 10, 2014 and December 22, 2014, the Company issued an unsecured promissory note in the amount of $9,113 and $2,050, respectively, to an unrelated party. Pursuant to the terms of the note, the note is bearing 10% interest, and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payment. During the nine months ended December 31, 2014 the Company recorded $138 in accrued interest.

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

On August 1, 2014, the Company issued an unsecured promissory note in the amount of $3,000 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payment (See Note 6(c)).

(B) Note Payable - Related Party

On June 6, 2014, the Company issued an unsecured promissory note in the amount of $3,500 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 8). The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payment (See Note 6(c)).

On July 4, 2014, the Company issued an unsecured promissory note in the amount of $2,500 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 8). The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payment (See Note 6(c)).

On August 11, 2014, the Company issued an unsecured promissory note in the amount of $14,000 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 8). The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payment (See Note 6(c)).

NOTE 6	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on December 9, 2010. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series. As of December 31, 2014 and March 31, 2014, no preferred shares are issued and outstanding. Rights and preferences are to be determined by the board of directors.

(B) Common Stock Issued for Cash

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share.

(C) In-Kind Contribution

For the nine months ended December 31, 2014, shareholders of the Company contributed services having a fair value of $8,868 (See Note 8).

For the nine months ended December 31, 2014, the Company recorded an in-kind contribution of interest having a fair value of $817.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

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

(E) Expenses Paid on the Company’s Behalf

During the nine months ended December 31, 2014, former shareholders of the Company paid accounts payable and expenses on behalf of the Company totaling $101,799 which was recorded as contributed capital (See Note 8).

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

AS OF DECEMBER 31, 2014

(UNAUDITED)

NOTE 8	RELATED PARTY TRANSACTIONS

On June 6, 2014, the Company issued an unsecured promissory note in the amount of $3,500 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 5(B)). The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payment

On July 4, 2014, the Company issued an unsecured promissory note in the amount of $2,500 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 5(B)). The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payment

On August 11, 2014, the Company issued an unsecured promissory note in the amount of $14,000 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 5(B)). The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payment

During the nine months ended December 31, 2014, the former shareholders of the Company paid accounts payable and expenses on behalf of the Company totaling $101,799 which was recorded as a contribution of capital (See Note 6 (E)).

For the nine months ended December 31, 2014, shareholders of the Company contributed services having a fair value of $8,868 (See Note 6(C)).

NOTE 9	OTHER INCOME

In June 2012, the Company was awarded a grant in the amount $18,695 under the American Recovery and Reinvestment Act of 2009 for the photovoltaic system placed into service. The grant requires the Company to keep the system in place for 5 years and file annual usage reports. If the Company fails to maintain the system or fails to file the annual report, the grant is refundable to the Internal Revenue Service at a prorated amount over 5 years. The amount was recorded as a deferred Federal grant and will be recognized over 5 years on the anniversary date of the award. As of December 31, 2014, the Company has a deferred Federal grant of $7,478.

During the nine months ended December 31, 2014, the unsecured promissory note in the amount of $8,000 was forgiven by the note holder. The amount was recorded as a gain on settlement of debt (See Note 5(A)).

During the nine months ended December 31, 2014, the accounts payable balance was forgiven by an unrelated party in the amount of $10,567. The amount was recorded as a gain on settlement of debt.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company has a negative working capital and stockholder’s deficit of $78,326 as of December 31, 2014, used cash in operations of $137,177 and has a net loss of $83,166 for the nine months ended December 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Through our wholly-owned subsidiary, Stoneville Solar, LLC, a North Carolina limited liability company established on December 14, 2010, we lease space on the roofs of warehouses, where we install photovoltaic systems. We then sell the energy that we produce to our only customer, Duke Energy Carolina, LLC, an energy utility company in North Carolina which re-sells the energy to their customers. All of our sales to date have been to Duke Energy Carolina, LLC, which is currently purchasing solar power collected on rooftops at $0.05 - 0.07 per kWh. We take advantage of federal, state, and local incentives for clean energy, including tax credits from NC Green Power Corporation.

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

On July 18, 2014, our board of directors and a majority of our stockholders approved a change of name of our company from NC Solar, Inc. to Aqua Power Systems Inc., an increase of our authorized capital from 100,000,000 shares of common stock, par value $0.0001 and 10,000,000 shares of blank check preferred stock, par value $0.0001 to 200,000,000 shares of common stock, par value $0.0001 and 10,000,000 shares of blank check preferred stock, par value $0.0001 and a forward split of our issued and outstanding shares of common stock on a basis of 1 old share for 18 new shares.

A Certificate of Amendment to effect the change of name and increase to our authorized capital was filed with the Nevada Secretary of State on August 5, 2014, with an effective date of August 12, 2014. These amendments were reviewed by the Financial Industry Regulatory Authority (FINRA) and approved for filing with an effective date of August 12, 2014. Our trading symbol is “APSI”. Our CUSIP number is 03790A 105.

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

Going Concern

As reflected in the accompanying condensed consolidated unaudited financial statements, we have a negative working capital and stockholders’ deficit of $78,326, cash used in operations of $137,177 and have a net loss of $83,166 for the nine months ended December 31, 2014. This raises substantial doubt about our ability to continue as a going concern. The ability of our company to continue as a going concern is dependent on our company’s ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if our company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for our company to continue as a going concern.

Results of Operations

Three Months Ended December 31, 2014 as Compared to the Three Months Ended December 31, 2013

	Three Months ended December 31, 2014	Three Months ended December 31, 2013
Revenue	$408	$1,364

Professional fees	10,467	12,271
General and administrative	15,644	33,319
Impairment loss on photovoltaic system	Nil	Nil
Total Other expense	955	Nil
Net Loss	$(26,658)	$(44,226)

Revenues

Revenues for the three months ended December 31, 2014 were $408, as compared with $1,364 for the three months ended December 31, 2013. The decrease for the three months ended December 31, 2014 is primarily attributable to the amount of energy our photovoltaic systems were able to produce.

Operating Expenses

Operating expenses for the three months ended December 31, 2014 were $26,111, as compared with $45,590 for the three months ended December 31, 2013. The decrease in operating expenses in the three months ended December 31, 2014 was primarily attributable to decreases in general and administrative expenses.

Net Loss

Our net loss for the three months ended December 31, 2014 was $26,658, as compared with $44,226 for the three months ended December 31, 2013. The decrease for the three months ended December 31, 2014 is primarily attributable to decreases in general and administrative expenses offset by a decreased revenue.

Nine Months Ended December 31, 2014 as Compared to the Nine Months Ended December 31, 2013

	Nine Months ended December 31, 2014	Nine Months ended December 31, 2013
Revenue	$1,847	$2,623

Professional fees	64,697	29,880
General and administrative	41,494	84,737
Impairment loss on photovoltaic system	Nil	36,708
Total Other expense (income)	(21,178)	(3,739)
Net Loss	$(86,166)	$(144,963)

Revenues

Revenues for the nine months ended December 31, 2014 were $1,847, as compared with $2,623 for the nine months ended December 31, 2013. The decrease for the nine months ended December 31, 2014 is primarily attributable to the amount of energy our photovoltaic systems were able to produce.

Operating Expenses

Operating expenses for the nine months ended December 31, 2014 were $106,191, as compared with $151,325 for the nine months ended December 31, 2013. The decrease in operating expenses in the nine months ended December 31, 2014 was primarily attributable to decreases in general and administrative expenses and impairment loss on photovoltaic system.

Net Loss

Our net loss for the nine months ended December 31, 2014 was $83,166, as compared with $144,963 for the nine months ended December 31, 2013. The decrease for the nine months ended December 31, 2014 is primarily attributable to decreases in general and administrative expenses and impairment loss on photovoltaic system offset by a decrease in revenues and an increase in total other income in the form of grant income and gain on settlement of debt.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2014	As at March 31, 2014
Current Assets	$533	$521
Current Liabilities	78,859	107,165
Working Capital Deficiency	$(78,326)	$(106,644)

Cash Flows

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013
Net cash used in operating activities	$(137,177)	$(5,524)
Net cash used in investing activities	Nil	Nil
Net cash provided by financing activities	137,162	Nil
Net increase (decrease) in cash	$(15)	$(5,524)

Our cash totaled $145 as at December 31, 2014.

Net Cash Used in Operating Activities

We used net cash in operating activities of $137,177 during the nine months ended December 31, 2014, compared to $5,524 used in operating activities during the nine months ended December 31, 2013. Our company’s use of cash was mainly to fund operating expenses including professional fees and general and administrative expenses.

Net Cash Used In Investing Activities

We did not use any net cash in investing activities during the nine months ended December 31, 2014, or the comparative period ended December 31, 2013.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $137,162 during the nine months ended December 31, 2014, compared to $Nil in financing activities during the nine months ended December 31, 2013. The increase in financing cash flows was mainly due to proceeds from a note payable, proceeds from a note payable from a related party and capital contributions from our former shareholders.

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

The revenue that we have earned from our initial facility in North Carolina has been minimal as we only earned $1,847 in the nine months ended December 31, 2014. In connection with the recent change of management, our company may pursue new business opportunities. As of the date of this report, however, no material agreements have been signed in connection with such new business opportunities.

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

Principles of Consolidation

The accompanying 2014 and 2013 condensed consolidated financial statements include the accounts of Aqua Power Systems Inc. (f/k/a NC Solar, Inc.) and its wholly owned subsidiary, Stoneville Solar, LLC. All intercompany accounts have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Our company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and March 31, 2014, our company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of December 31, 2014 and 2013, there were no common share equivalents outstanding.

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

During the nine months ended December 31, 2013, our company determined that the equipment was fully impaired and recognized an impairment expense of $36,708.

There were no impairment losses recorded during the nine months ended December 31, 2014.

Concentration of Credit Risk

At December 31, 2014 and March 31, 2014, accounts receivable of $388 and $361, respectively, consisted of two main types of receivables; receivables from local utility company for energy resale and energy rebate from the State of North Carolina.

Following represents accounts receivable concentrations as of December 31, 2014 and March 31, 2014:

	Three months ended		Nine months ended
Customer	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
A	91%	88%	81%	75%
B	9%	12%	19%	25%

Following represents accounts receivable concentrations as of December 31, 2014 and March 31, 2014:

Customer	December 31, 2014	March 31, 2014
A	96%	94%
B	4%	6%

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the nine months ended December 31, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our president (our principal executive officer, principal financial officer and principal accounting officer) in connection with the review of our financial statements as of December 31, 2014.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This quarterly report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to the rules of the SEC that permit our company to provide only the management’s report in this quarterly report.

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

(A) Note Payable

On November 10, 2014 and December 22, 2014, our company issued an unsecured promissory note in the amount of $9,113 and $2,050, respectively, to an unrelated party. Pursuant to the terms of the note, the note is bearing 10% interest, and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement. Our company is currently in default of this note and expects to make the necessary payments whenever our company is able to make such payment. During the nine months ended December 31, 2014 the Company recorded $138 in accrued interest.

On August 1, 2014, our company issued an unsecured promissory note in the amount of $3,000 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement. Our company is currently in default of this note and expects to make the necessary payments whenever our company is able to make such payment.

(B) Note Payable - Related Party

On June 6, 2014, our company issued an unsecured promissory note in the amount of $3,500 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 8). Our company is currently in default of this note and expects to make the necessary payments whenever our company is able to make such payment.

On July 4, 2014, our company issued an unsecured promissory note in the amount of $2,500 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 8). Our company is currently in default of this note and expects to make the necessary payments whenever our company is able to make such payment.

On August 11, 2014, our company issued an unsecured promissory note in the amount of $14,000 to a related party. Pursuant to the terms of the note, the note is non-interest bearing and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 8). Our company is currently in default of this note and expects to make the necessary payments whenever our company is able to make such payment.

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

AQUA POWER SYSTEMS INC.

Date: February 18, 2015	By:	/s/ Tadashi Ishikawa
Tadashi Ishikawa
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

