Form 10-K
period 2015-03-31
AQUA POWER SYSTEMS INC.
filed 2015-07-14
CIK 1553264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [              ] to [             ]

Commission file number: 333-183272

AQUA POWER SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Nevada	27-4213903
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

2-7-17 Omorihoncho, Tokyo, Ota-ku, Japan	143-0011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +81 3-5764-3380

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2014: $1,088,513

As of July 13, 2015, there were 164,930,877 shares of the registrant’s common shares outstanding.

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

CERTAIN TERMS USED IN THIS REPORT

When this Report uses the words “we,” “us,” “our,” and “our company,” they refer to Aqua Power Systems Inc. and its consolidated subsidiaries.  ”SEC” refers to the Securities and Exchange Commission.

PART I

Item 1 Business.

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

On June 6, 2014, Tadashi Ishikawa, our sole officer and one of the members of the Board of Directors of our company (the “Board”), acquired a total of 7,500,000 shares of our common stock from Jeffery L. Alt and Matthew Croslis, our former officers, in a private transaction for an aggregate total of $50,000 (the “Ishikawa Acquisition”). Mr. Ishikawa’s 7,500,000 shares amount to approximately 83.8% of our then currently issued and outstanding common stock. On the same day, Messrs. Alt and Croslis resigned as officers and Mr. Croslis resigned as a member of the Board. Mr. Alt is still a member of the Board.

In connection with the Ishikawa Acquisition, we may pursue new business opportunities.

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

On June 6, 2014, the Board approved a change in our fiscal year end from April 30 to March 31.

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

On June 19, 2015, our company and Aqua Power System Japan Kabushiki Kaisha, (“AP Japan”), a corporation in formed under the laws of Japan, and Tadashi Ishikawa, the sole shareholder of AP Japan (the “AP Japan Shareholder”), entered into a share exchange agreement (the “Share Exchange Agreement”). Pursuant to the terms and conditions of the Share Exchange Agreement, we acquired an aggregate of nine thousand eight hundred ninety (9,890) shares of AP Japan representing all (100%) shares of AP Japan from the AP Japan Shareholder (the “AP Japan Shares”) and in exchange issued an aggregate of three million eight hundred six thousand five hundred fifty-nine (3,806,559) restricted shares of its common stock to the AP Japan Shareholder (the “APSI Shares”).

Additionally, AP Japan received an initial aggregate payment of one hundred fifty thousand ($150,000) dollars and we issued promissory notes to AP Japan as follows:

1.	$100,000 due on July 31, 2015;

2.	$100,000 due on August 31, 2015;

3.	$100,000 due on September 30, 2015; and

4.	$100,000 due on October 31, 2015.

(collectively, the “Promissory Notes”)

Lastly, as a term of the Share Exchange Agreement, the Licensing and Option Agreement dated May 29, 2015 was terminated on execution of the Share Exchange Agreement and the AP Japan Shareholder has agreed to cancel 105,863,935 on delivery of the financial statements of AP Japan pursuant to the Share Exchange Agreement.

Copies of the Promissory Notes are filed as an exhibit hereto as Exhibit A to the Share Exchange Agreement.

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

Employees

We have only one part-time employee – Tadashi Ishikawa. Mr. Ishikawa is employed elsewhere and has the flexibility to work for our company up to 10 hours per week. He is prepared to devote more time to our operations as may be required and as our finances permit. We do not plan to hire additional employees at this time. However, we may retain consulting staff on a contract basis. On August 1, 2011, we entered into a consulting agreement to receive administrative and other miscellaneous services. The consulting agreement was terminated effective June 19, 2014.

Facilities

Our principal executive office is located at 2-7-17 Omorihoncho, Tokyo, Ota-ku, Japan, 143-0011, and our telephone number is (81) 3-5764-3380. We lease this property for $3,000 a month on a monthly basis.

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

Material Agreements

On June 6, 2014, our company issued an unsecured promissory note in the amount of $3,500 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement. Our company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever our company is able to make such payment. Subsequent to March 31, 2015, our company amended the original note in exchange for a promissory note bearing an interest rate of 10% and was due on June 6, 2015 and may be converted into shares of our company’s common stock at a conversion price of $0.20.

On July 4, 2014, our company issued an unsecured promissory note in the amount of $2,500 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement. Our company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever our company is able to make such payment. Subsequent to March 31, 2015, our company amended the original note in exchange for a promissory note bearing an interest rate of 10% and was due on July 4, 2015 and may be converted into shares of our company’s common stock at a conversion price of $0.20.

On August 1, 2014, our company issued an unsecured promissory note in the amount of $3,000 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement. Our company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever our company is able to make such payment. Subsequent to March 31, 2015, our company amended the original note in exchange for a promissory note bearing an interest rate of 10% and is due on August 1, 2015 and may be converted into shares of our company’s common stock at a conversion price of $0.20.

On August 11, 2014, our company issued an unsecured promissory note in the amount of $14,000 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement. Our company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever our company is able to make such payment. Subsequent to March 31, 2015, our company amended the original note in exchange for a promissory note bearing an interest rate of 10% and is due on August 11, 2015 and may be converted into shares of our company’s common stock at a conversion price of $0.20.

On November 10, 2014, our company issued an unsecured promissory note in the amount of $9,113 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest, and is due on November 10, 2015.

On December 22, 2014, our company issued an unsecured promissory note in the amount of $2,050, respectively, to a related party. Pursuant to the terms of the note, the note was bearing 10% interest, and is due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement. Our company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever our company is able to make such payment. Subsequent to March 31, 2015, our company amended the original note in exchange for a promissory note bearing an interest rate of 10% and is due on December 22, 2015 and may be converted into shares of our company’s common stock at a conversion price of $0.20.

On January 19, 2015, our company issued a convertible promissory note in the principal amount of $550 to a related party. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on January 19, 2016. This convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20.

On February 12, 2015, our company issued a convertible promissory note in the principal amount of $11,634 to a related party. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on February 12, 2016. Subsequent to March 31, 2015, this convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20.

On February 25, 2015, our company issued a convertible promissory note in the principal amount of $117,000 to a related party. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on February 25, 2016. Subsequent to March 31, 2015, this convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20.

On March 31, 2015, our company issued a convertible promissory note in the principal amount of $20,000 to a related party. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on March 31, 2016. Subsequent to March 31, 2015, this convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20.

On March 31, 2015, our company issued a convertible promissory note in the principal amount of $75,000 to a related party. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on March 31, 2016. Subsequent to March 31, 2015 this convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20.

On March 31, 2015, our company issued a convertible promissory note in the principal amount of $55,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on March 31, 2016. Subsequent to March 31, 2015, this convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20.

On April 28, 2015, our company issued a convertible promissory note in the principal amount of $6,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on April 26, 2016. This convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. Simultaneously, our company issued a promissory note in the principal amount of $6,000 to AP Japan. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on April 28, 2016.

On April 30, 2015, our company issued a convertible promissory note in the principal amount of $18,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on April 30, 2016. This convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. Simultaneously, to April 30, 2015 our company issued a promissory note in the principal amount of $18,000 to AP Japan. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on April 28, 2016.

On May 1, 2015, our company memorialized an unsecured promissory note in the amount of $7,500 to a related party for the payment of expenses during the year ended March 31, 2015. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due by May 1, 2016.

On May 4, 2015, our company issued a convertible promissory note in the principal amount of $12,100 to a related party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on May 4, 2016. This convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. Simultaneously, our company on May 4, 2015 issued a promissory note in the principal amount of $12,100 to AP Japan. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on May 4, 2016.

On May 7 2015, our company issued a convertible promissory note in the principal amount of $74,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on May 7, 2016. This convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. Simultaneously, our company, on May 7, 2015, issued a promissory note in the principal amount of $74,000 to AP Japan. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on May 7, 2016.

On May 18 2015, our company issued a convertible promissory note in the principal amount of $105,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on May 18, 2016. This convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. Simultaneously, our company, on May 18, 2015, issued a promissory note in the principal amount of $105,000 to AP Japan. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on May 18, 2016.

On May 22 2015, our company issued a convertible promissory note in the principal amount of $40,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on May 22, 2016. This convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. Simultaneously, our company, on May 22, 2015, issued a promissory note in the principal amount of $40,000 to AP Japan. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on May 22, 2016.

On May 27 2015, our company issued a convertible promissory note in the principal amount of $61,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on May 27, 2016. This convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. Simultaneously, our company, on May 27, 2015, issued a promissory note in the principal amount of $61,000 to AP Japan. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on May 27, 2016.

On June 8, 2015, our company issued a convertible promissory note in the principal amount of $50,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on June 8, 2016. This convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. Simultaneously, our company, on June 8, 2015, issued a promissory note in the principal amount of $50,000 to AP Japan. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on June 8, 2016.

On July 7, 2015, our company issued a convertible promissory note in the principal amount of $100,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on July 7, 2016. This convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. Simultaneously, our company, on July 7, 2015, issued a promissory note in the principal amount of $100,000 to AP Japan. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on July 7, 2016.

Item 1A.       Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.       Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.          Properties.

Our principal executive office is located at 2-7-17 Omorihoncho, Tokyo, Ota-ku, Japan, 143-0011, and our telephone number is (81) 3-5764-3380. We lease this property for $3,000 a month on a monthly basis.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange. Our common stock trades on the OTCQB under the symbol “APSI”. The OTCQB is a quotation services that display real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange.

The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High1(1)	Low(1)
June 30, 2015	$1.01	$0.45

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Since its listing on the OTCQB and prior to the month of April 2015, our shares traded once on January 22, 2014 where 1,000 shares traded for $.75 ($.0417 post-split basis).

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

Approximate Number of Equity Security Holders

As of July 13, 2015, there were approximately 17 shareholders of record.

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

On June 6, 2014, Tadashi Ishikawa, our company’s sole officer and one of the members of the Board, acquired a total of 7,500,000 shares in connection with the Ishikawa Acquisition. The funds used for this share purchase were Mr. Ishikawa’s personal funds. Mr. Ishikawa’s 7,500,000 shares amount to approximately 83.8% of our company’s currently issued and outstanding common stock. On the same day, Messrs. Alt and Croslis resigned as officers and Mr. Croslis resigned as a member of the Board. Mr. Alt is still a member of the Board.

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

On June 6, 2014, the Board approved a change in our fiscal year end from April 30 to March 31.

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

The name change and forward split has been reviewed by the Financial Industry Regulatory Authority (FINRA) and has been approved for filing with an effective date of August 12, 2014.

The name change was effective with the Over-the-Counter Bulletin Board at the opening of trading on August 12, 2014 under the symbol under the symbol “NCSO”. The “D” will be placed on our ticker symbol for 20 business days at which time our symbol will change to “APSI”. Our new CUSIP number is 03790A 105.

Plan of Operation

We plan to take advantage of tax credits and renewable energy investment incentives that can help defray the upfront installation costs for each installation. Through our subsidiary, Stoneville Solar, LLC, we are operating our initial facility atop a warehouse building in Stoneville, NC. North Carolina utility companies are currently purchasing solar power collected on rooftops at $0.05-0.07 per kWh. Our first project is fully operational and our company is looking for additional projects and other ways to increase its revenues.

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

Going Concern

As reflected in the accompanying financial statements, our company has negative working capital and stockholder’s deficit of $95,367 as of March 31, 2015, used cash in operations of $155,304 and has a net loss of $103,859 for the year ended March 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of our company to continue as a going concern is dependent on our company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if our company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for our company to continue as a going concern.

Results of Operations

Results of operations for the fiscal year ended March 31, 2015 as compared to the eleven months ended March 31, 2014

	Fiscal Year Ended March 31, 2015	Eleven Months Ended March 31, 2014

Revenues	$2,103	$2,154
Operating expenses	$125,047	$126,730
Interest expense (income)	$(19,085)	$(24,737)
Net loss	$(103,859)	$(99,839)

Revenues. Revenues for the fiscal year ended March 31, 2015 were $2,103 as compared with $2,154 for the eleven months ended March 31, 2014. The decrease for the fiscal year ended March 31, 2015 is primarily attributable to the decrease in the amount of energy our photovoltaic systems were able to produce.

Expenses

Our operating expenses for the years ended March 31, 2015 and the eleven months ended March 31, 2014 are outlined in the table below:

	Fiscal Year Ended March 31, 2015	Eleven Months Ended March 31, 2014

General and administrative	$51,968	$95,371
Professional Fees	$73,079	$31,359
Net loss	$103,859	$99,839

Operating Expenses. Operating expenses for the fiscal year ended March 31, 2015 were $125,047, as compared with $126,730 for the eleven months ended March 31, 2014. The decrease in general and administrative expenses for the fiscal year ended March 31, 2015 was primarily attributable to the decrease in general and administrative expenses as compared to the eleven months ended March 31, 2014.

Net Loss. Our net loss for the fiscal year ended March 31, 2015 was $103,859, as compared with $99,839 for the eleven months ended March 31, 2014. The increase for the fiscal year ended March 31, 2015 is primarily attributable to decreased other income.

Liquidity and Capital Resources

Working Capital

	At	At
	March 31,	March 31,
	2015	2014

Current Assets	$270,884	$521
Current Liabilities	$366,251	$107,165
Working Capital (Deficit)	$(95,367)	$(106,664)

Our current assets as of March 31, 2015 were $270,884 as compared to current assets of $521 as of March 31, 2014. The increase was primarily due to an increase in a loan receivable from a related party. As of March 31, 2015, we had a working capital deficit of $95,367 compared to a working capital deficit of $106,664 as of March 31, 2014.

Cash Flows

	Year Ended March, 31, 2015	Eleven Months Ended March 31, 2014

Net Cash Provided by (Used in) Operating Activities	$(155,304)		$(11,112)
Net Cash Provided by (Used in) Investing Activities	$(266,000)	$	Nil
Net Cash Provided by (Used in) Financing Activities	$422,646		$8,000
Increase (Decrease) in Cash and Cash Equivalents During the Period	$1,342		$(3,112)

Our cash and cash equivalents totaled $1,502 at March 31, 2015.

Net Cash Used In Operating Activities. Net cash of $155,304 was used in operating activities in the fiscal year ended March 31, 2015, as opposed to $11,112 in the eleven months ended March 31, 2014.

Net Cash Used In Investing Activities. Net cash of $266,000 was used in investing activities in the fiscal year ended March 31, 2015, as opposed to $nil in the eleven months ended March 31, 2014.

Net Cash Provided By (Used In) Financing Activities. Net cash of $422,646 was provided by financing activities in the fiscal year ended March 31, 2015, as opposed to net cash of $8,000 provided by financing activities in the eleven months ended March 31, 2014.

Our professional expenses in the fiscal year ended March 31, 2015 increased as compared to our professional expenses in the eleven months ended March 31, 2014. The professional expenses in the eleven months ended March 31, 2014 were due only to the one-time expense of going public. We anticipate that we will have to generate enough revenue or enter into additional debt or equity financings to have enough cash to sustain operations for at least a year. However, we cannot make any assurance that we will be successful in generating enough revenue or obtain additional financings to sustain operations. Moreover, our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern.

Management may decide, based on market conditions, to seek debt, convertible debt or equity financings if management believes such private placements are in the best interests of our company.

The revenue that we have earned from our initial facility in North Carolina has been small as we only earned $2,103 in the fiscal year ended March 31, 2015 and $9,113 from December 9, 2010 (Inception) to March 31, 2015. However, we believe that we will be able to significantly increase our revenue after we install additional solar panels in this location.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of in kind contribution of services, valuation of deferred tax assets, and provision for allowance for doubtful accounts. Actual results could differ from those estimates.

Cash and Cash Equivalents

Our company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and March 31, 2014, our company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of March 31, 2015 and 2014, there were no common share equivalents outstanding.

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

During the six months ended September 30, 2013, our company determined that the equipment was fully impaired and recognized an impairment expense of $36,708.

There were no impairment losses recorded during the periods ended March 31, 2015 and March 31, 2014.

Concentration of Credit Risk

At March 31, 2015 and March 31, 2014, accounts receivable of $257 and $361, respectively, consisted of two main types of receivables; receivables from local utility company for energy resale and energy rebate from the State of North Carolina.

Following represents revenue concentrations for the years ended March 31, 2015:

	12 months ended
Customer	March 31, 2015	March 31, 2014
A	84%	76%
B	16%	24%

Following represents accounts receivable concentrations for the years March 31, 2015 and March 31, 2014:

Customer	March 31, 2015	March 31, 2014
A	93%	94%

Foreign Currency Policy

Our company’s accounting policies related to the consolidation and accounting for foreign operations are as follows: All foreign currency transactions will be translated into United States dollars “$” and/or “USD” as the reporting currency. Assets and liabilities will be translated at the exchange rate in effect at the balance sheet date. Revenues and expenses will be translated at the average rate of exchange prevailing during the reporting period. Equity transactions will be translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period will be included as a component of our stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions will be included in the statement of operations and comprehensive loss as other income (expense).

For the year ended March 31, 2015 and 2014, our functional and operational currency was the US Dollar.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, our company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When our company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt.

Derivatives

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in equity instruments and warrants granted, and measurement of their fair value. In determining the appropriate fair value, our company uses Black-Scholes or lattice option-valuation models. In assessing the convertible equity instruments, management determines if the convertible equity instrument is conventional convertible equity and further if the beneficial conversion feature requires separate measurement.

Once derivative instruments are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using a Black-Scholes or lattice option-pricing model. Once a derivative liability ceases to exist any remaining fair value is reclassified to additional paid-in capital if redeemed or through earnings if forfeited or expired.

Emerging Growth Company Critical Accounting Policy Disclosure

The JOBS Act contains provisions that relax certain requirements for “emerging growth companies” for which we qualify.  For as long as we are an emerging growth company, which may be for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act., unlike other public companies, we will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102 (b)(1) of the JOBS Act; (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We do not intend to take advantage of such extended transition period.

Income Taxes

Our company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	March 31, 2015	March 31, 2014
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	138,802	114,640
Valuation allowance	(138,802)	(114,640)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

As of March 31, 2015 and March 31, 2014, the company has a net operating loss carry forward of approximately $360,050 and $269,528, respectively, available to offset future taxable income through March 31, 2025. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to our company’s continued operating loss and the uncertainty of our company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2035.

The net change in the valuation allowance for the year ended March 31, 2015 and March 31, 2014, was an increase of $34,900 and $24,910 respectively.

Our company’s income tax expense differed from the statutory rates (federal 34% and state 4.55%) as follows:

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not to be realized. This is necessary due to our company’s continued operating losses and the uncertainty of our company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2035.

The components of income tax expense related to continuing operations are as follows:

	March 31, 2015		March 31,2014
Federal	$		$
Current		-		-
Deferred		-		-
		$-		$-
State and Local
Current		$-		$-
Deferred		-		-
		$-		$-

	March 31, 2015	March 31, 2014
Statutory rate applied to earnings before income taxes:	$(40,042)	$(32,363)
Increase (decrease) in income taxes resulting from:
State income taxes
Change in deferred tax asset valuation allowance	34,900	24,910
Non-deductible expenses	5,141	7,454
Income Tax Expense	$-	$-

The company’s federal income tax returns for the year ended March 31, 2015 and for the eleven months ended March 31, 2014 and for the years ended April 30, 2013 remain subject to examination by the Internal Revenue Service through 2020.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued ASU No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). Our company adopted this pronouncement for year ended March 31, 2015.

In June 2014, FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Item 8.           Financial Statements and Supplementary Data.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(F/K/A NC SOLAR, INC. AND SUBSIDIARY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2015 AND MARCH 31, 2014.

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2015 AND FOR THE ELEVEN MONTHS ENDED MARCH 31, 2014.

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEAR ENDED MARCH 31, 2015 AND THE ELEVEN MONTHS ENDED MARCH 31, 2014.

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED MARCH 31, 2015 AND FOR THE ELEVEN MONTHS ENDED MARCH 31, 2014.

PAGES	F-6	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Aqua Power Systems, Inc. (f/k/a NC Solar, Inc.)

We have audited the accompanying consolidated balance sheets of Aqua Power Systems, Inc. (f/k/a NC Solar, Inc.) and Subsidiary (the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year ended March 31, 2015 and the eleven month period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Aqua Power Systems, Inc. and Subsidiary as of March 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for the year ended March 31, 2015 and the eleven month period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has a net loss of $103,859 and used net cash in operating activities of $155,304 for the year ended March 31, 2015. In addition, the Company has a working capital and stockholders’ deficiency of $95,367 as of March 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

July 13, 2015

Aqua Power Systems, Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Consolidated Balance Sheets

	March 31,	March 31,
	2015	2014
ASSETS
Current Assets
Cash	$1,502	$160
Accounts receivable, net	257	361
Prepaid expenses	3,125	-
Note receivable, net of $6,034 allowance	-	-
Loan Receivable - related party	266,000	-
Total Current Assets	270,884	521

Equipment, net	-	-

Total Assets	$270,884	$521

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and Accrued Expenses	$37,926	$87,948
Convertible Note Payable – Related Party	247,184	-
Convertible Note Payable	57,050	-
Note payable	-	8,000
Note payable - related party	16,613	-
Deferred Federal grant	7,478	11,217
Total Liabilities	366,251	107,165

Commitments and Contingencies (See Note 8)
Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 161,124,318 and 161,124,318 issued and outstanding, respectively	16,112	16,112
Additional paid-in capital	374,578	259,442
Accumulated deficit	(486,057)	(382,198)
Total Stockholders' Deficiency	(95,367)	(106,644)

Total Liabilities and Stockholders' Deficiency	$270,884	$521

Aqua Power Systems, Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Consolidated Statements of Operations

	For the Year Ended	For the Eleven Months Ended
	March 31, 2015	March 31, 2014

Revenue	$2,103	$2,154

Operating Expenses
Professional fees	73,079	31,359
General and administrative	51,968	95,371
Total Operating Expenses	125,047	126,730

Loss from Operations	(122,944)	(124,576)

Other Income (Expense)
Interest expense	(3,221)	(263)
Other income	-	25,000
Gain on settlement of debt	18,567	-
Grant income	3,739	-
Total Other Income(Expense)	19,085	24,737

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(103,859)	(99,839)
Provision for Income Taxes	-	-
NET LOSS	$(103,859)	$(99,839)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - Basic and Diluted	161,124,318	161,124,318

Aqua Power Systems, Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Consolidated Statements of Stockholders' Deficiency

For the year ended March 31, 2015 and the eleven months ended March 31, 2014

	Preferred Stock		Common stock		Additional		Total
					paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	Deficiency
Balance, April 30, 2013	-	$-	161,124,318	$16,112	$240,113	$(282,359)	$(26,134)

In kind contribution of services and interest	-	-	-	-	19,329	-	19,329

Net loss, for the eleven months ended March 31, 2014	-	-	-	-	-	(99,839)	(99,839)

Balance, March 31, 2014	-	$-	161,124,318	$16,112	$259,442	$(382,198)	$(106,644)

In kind contribution of services and interest	-	-	-	-	13,337	-	13,337

Contributed capital from former shareholders	-	-	-	-	101,799	-	101,799

Net loss, for the year ended March 31, 2015	-	-	-	-	-	(103,859)	(103,859)

Balance, March 31, 2015	-	$-	161,124,318	$16,112	$374,578	$(486,057)	$(95,367)

Aqua Power Systems, Inc. and Subsidiary

(f/k/a NC Solar, Inc. and Subsidiary)

Consolidated Statements of Cash Flows

	For the Year Ended	For the Eleven Months Ended
	March 31, 2015	March 31, 2014

Cash Flows From Operating Activities:
Net Loss	$(103,859)	$(99,839)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	13,337	19,329
Gain on settlement of debt	(18,367)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	104	152
Increase in prepaid expenses	(3,125)	-
Increase (decrease) in accounts payable and accrued expenses	(39,455)	69,246
Decrease in deferred Federal grant	(3,739)	-
Net Cash Used In Operating Activities	(155,304)	(11,112)

Cash Flows From Investing Activities:
Increase in loan receivable - related party	(266,000)	-
Net Cash Used in Financing Activities	(266,000)	-

Cash Flows From Financing Activities:
Proceeds from note payable	55,000	8,000
Proceeds from note payable - related party	265,847	-
Contributed capital from former shareholders	101,799	-
Net Cash Provided by Financing Activities	422,646	8,000

Net Increase (Decrease) in Cash	1,342	(3,112)
Cash at Beginning of Period	160	3,272

Cash at End of Period	$1,502	$160

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

Effective August 5, 2014, the Company filed an Amendment of Articles of Incorporation with the State of Nevada to change the name from “NC Solar, Inc.” to “Aqua Power Systems Inc.”.

On June 6, 2014, the Board of Directors of the Company (the “Board”) approved a change in the Company’s fiscal year end from April 30 to March 31.

(B) Principles of Consolidation

The accompanying 2015 and 2014 consolidated financial statements include the accounts of Aqua Power Systems Inc. (f/k/a NC Solar, Inc.) and its wholly owned subsidiary, Stoneville Solar, LLC (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of in kind contribution of services, valuation of deferred tax assets and provision for allowance for doubtful accounts. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and March 31, 2014, the Company had no cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of March 31, 2015 and 2014, there were no common share equivalents outstanding.

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

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

There were no impairment losses recorded during the periods ended March 31, 2015 and March 31, 2014.

(I) Concentration of Credit Risk

At March 31, 2015 and March 31, 2014, accounts receivable of $257 and $361, respectively, consisted of two main types of receivables; receivables from local utility company for energy resale and energy rebate from the State of North Carolina.

Following represents revenue concentrations for the years ended March 31, 2015:

	12 months ended
Customer	March 31, 2015	March 31, 2014
A	84%	76%
B	16%	24%

Following represents accounts receivable concentrations for the years March 31, 2015 and March 31, 2014:

Customer	March 31, 2015	March 31, 2014
A	93%	94%

(J) Foreign Currency Policy

The Company’s accounting policies related to the consolidation and accounting for foreign operations are as follows: All foreign currency transactions will be translated into United States dollars “$” and/or “USD” as the reporting currency. Assets and liabilities will be translated at the exchange rate in effect at the balance sheet date. Revenues and expenses will be translated at the average rate of exchange prevailing during the reporting period. Equity transactions will be translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period will be included as a component of our stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions will be included in the statement of operations and comprehensive loss as other income (expense).

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

For the periods ended March 31, 2015 and 2014, our functional and operational currency was the US Dollar.

(K) Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt.

(L) Derivatives

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in equity instruments and warrants granted, and measurement of their fair value. In determining the appropriate fair value, the Company uses Black-Scholes or lattice option-valuation models. In assessing the convertible equity instruments, management determines if the convertible equity instrument is conventional convertible equity and further if the beneficial conversion feature requires separate measurement.

Once derivative instruments are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using a Black-Scholes or lattice option-pricing model. Once a derivative liability ceases to exist any remaining fair value is reclassified to additional paid-in capital if redeemed or through earnings if forfeited or expired.

(M) Recent Accounting Pronouncements

In April 2015, FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued ASU No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

In April 2015, FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for year ended March 31, 2015.

In June 2014, FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

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

(N) Emerging Growth Company Critical Accounting Policy Disclosure

The JOBS Act contains provisions that relax certain requirements for "emerging growth companies" for which we qualify.  For as long as we are an emerging growth company, which may be for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act., unlike other public companies, we will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102 (b)(1) of the JOBS Act; (ii) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We do not intend to take advantage of such extended transition period.

(O) Income Taxes

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	March 31, 2015	March 31, 2014
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	138,802	114,640
Valuation allowance	(138,802)	(114,640)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

As of March 31, 2015 and March 31, 2014, the company has a net operating loss carry forward of approximately $360,050 and $269,528, respectively, available to offset future taxable income through March 31, 2025. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2035.

The net change in the valuation allowance for the year ended March 31, 2015 and March 31, 2014, was an increase of $34,900 and $24,910 respectively.

The Company’s income tax expense differed from the statutory rates (federal 34% and state 4.55%) as follows:

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not to be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2035.

The components of income tax expense related to continuing operations are as follows:

	March 31,2015		March 31,2014
Federal	$		$
Current		-		-
Deferred		-		-
		$-		$-
State and Local
Current		$-		$-
Deferred		-		-
		$-		$-

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

	March 31, 2015	March 31, 2014
Statutory rate applied to earnings before income taxes:	$(40,042)	$(32,363)
Increase (decrease) in income taxes resulting from:
State income taxes
Change in deferred tax asset valuation allowance	34,900	24,910
Non-deductible expenses	5,141	7,454
Income Tax Expense	$-	$-

The company’s federal income tax returns for the years ended March 31, 2015 and for the eleven months ended March 31, 2014 and for the years ended April 30, 2013 remain subject to examination by the Internal Revenue Service through 2020.

(P) Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

NOTE 2	ACCOUNTS RECEIVABLE

At March 31, 2015 and March 31, 2014, the Company had the following accounts receivable:

	March 31,	March 31,
	2015	2014

Accounts receivable	$257	$361
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$257	$361

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

NOTE 3	EQUIPMENT

 At March 31, 2015 and 2014, equipment consisted of the following:

	March 31,	March 31,
	2015	2014

Equipment	$25,610	$25,610
Less: Accumulated depreciation	(25,610)	(25,610)
Total equipment, net	$-	$-

Depreciation and amortization expense for the years ended March 31, 2015 and eleven months ended March 31, 2014 was $0 and $0 respectively.

NOTE 4	NOTES RECEIVABLE - RELATED PARTY

On February 26, 2015, the Company received a promissory note in the principal amount of $100,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on February 26, 2016.

On February 27, 2015, the Company received a promissory note in the principal amount of $17,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on February 27, 2016.

On March 30, 2015, the Company received a promissory note in the principal amount of $70,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on March 30, 2016.

On March 31, 2015, the Company received a promissory note in the principal amount of $60,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on March 31, 2016.

On March 31, 2015, the Company received a promissory note in the principal amount of $19,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on March 31, 2016.

Due to the nature of the transaction interest receivable has not been recorded.

NOTE 5	NOTE RECEIVABLE

On November 13, 2012, the Company received a promissory note from Alternative Energy and Environmental Solutions, Inc. (the “Borrower”) in exchange for $6,034. The note was non-interest bearing and due on demand. As of March 31, 2015, the note has been fully reserved.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

NOTE 6	NOTES PAYABLE

(A) Notes Payable

During the eleven months ended March 31, 2014, the Company issued an unsecured promissory note in the amount of $8,000 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing and is due on demand. On June 19, 2014, the note holder forgave the promissory note and the amount was recorded as a gain on settlement of debt (See Note 10).

On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $57,050 to an unrelated party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on March 31, 2016. Subsequent to March 31, 2015, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

(B) Notes Payable - Related Party

On June 6, 2014, the Company issued an unsecured promissory note in the amount of $3,500 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 9). The Company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever the Company is able to make such payment. Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and was due on June 6, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On July 4, 2014, the Company issued an unsecured promissory note in the amount of $2,500 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 9). The Company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever the Company is able to make such payment. Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and was due on July 4, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On August 1, 2014, the Company issued an unsecured promissory note in the amount of $3,000 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 9). The Company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever the Company is able to make such payment. Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and is due on August 1, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On August 11, 2014, the Company issued an unsecured promissory note in the amount of $14,000 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 9). The Company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever the Company is able to make such payment. Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and is due on August 11, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

On May 1, 2015, the Company memorialized an unsecured promissory note in the amount of $7,500 to a related party for the payment of expenses during the year ended March 31, 2015. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due by May 1, 2016 (See Note 9).

On November 10, 2014, the Company issued an unsecured promissory note in the amount of $9,113 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest, and is due on November 10, 2015 (See Note 9).

On December 22, 2014, the Company issued an unsecured promissory note in the amount of $57,050, respectively, to an unrelated party. Pursuant to the terms of the note, the note was bearing 10% interest, and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 9). The Company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever the Company is able to make such payment. Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and is due on December 22, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On February 12, 2015, the Company issued a convertible promissory note in the principal amount of $11,634 to a related party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on February 12, 2016 (see Note 9). Subsequent to March 31, 2015, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On January 19, 2015, the Company issued a convertible promissory note in the principal amount of $550 to a related party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on January 19, 2016 (see Note 9). This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On February 25, 2015, the Company issued a convertible promissory note in the principal amount of $117,000 to a related party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on February 25, 2016 (see Note 9). Subsequent to March 31, 2015, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was is below market value. As a result, the Company will record a BCF and related debt discount.

On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $20,000 to a related party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on March 31, 2016 (see Note 9). Subsequent to March 31, 2015, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $75,000 to a related party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on March 31, 2016 (see Note 9). Subsequent to March 31, 2015 this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

For the year ended March 31, 2015, the Company recorded $980 in accrued interest payable for the related party loans.

NOTE 7	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on December 9, 2010. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series. As of March 31, 2015 and March 31, 2014, no preferred shares are issued and outstanding. Rights and preferences are to be determined by the board of directors.

(B) Common Stock Issued for Cash

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share.

(C) In-Kind Contribution

For the year ended March 31, 2015, shareholders of the Company contributed services having a fair value of $11,268 (see Note 9).

For the year ended March 31, 2015, the Company recorded an in-kind contribution of interest having a fair value of $2,069.

For the eleven months ended March 31, 2014 two shareholders of the Company contributed services having a fair value of $19,066 (See Note 9)

For the eleven month period ended March 31, 2014, the Company recorded an in-kind contribution of interest having a fair value of $263.

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

(E) Expenses Paid on the Company’s Behalf

During the year ended March 31, 2015, former shareholders of the Company paid accounts payable and expenses on behalf of the Company totaling $101,799 which was recorded as contributed capital (See Note 9).

(F) Stock Split

On August 12, 2014, a forward stock split on a basis of 1 for 18 was declared effective for stockholders of record. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

NOTE 8	COMMITMENTS

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

NOTE 9	RELATED PARTY TRANSACTIONS

On February 27, 2015, the Company received a promissory note in the principal amount of $17,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on February 27, 2016.

On February 26, 2015, the Company received a promissory note in the principal amount of $100,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on February 26, 2016.

On March 30, 2015, the Company received a promissory note in the principal amount of $70,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on March 30, 2016.

On March 31, 2015, the Company received a promissory note in the principal amount of $60,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on March 31, 2016.

On March 31, 2015, the Company received a promissory note in the principal amount of $19,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on March 31, 2016.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

On June 6, 2014, the Company issued an unsecured promissory note in the amount of $3,500 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 6(B)). The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payment. Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and was due on June 6, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On July 4, 2014, the Company issued an unsecured promissory note in the amount of $2,500 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 6(B)). The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payment. Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and was due on July 4, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On August 1, 2014, the Company issued an unsecured promissory note in the amount of $3,000 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 6(B)). The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payment (See Note 6(B)). Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and is due on August 1, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On August 11, 2014, the Company issued an unsecured promissory note in the amount of $14,000 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 6(B)). The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payment (See Note 6(B)). Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and is due on August 11, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On May 1, 2015, the Company memorialized an unsecured promissory note in the amount of $7,500 to a related party for the payment of expenses during the year ended March 31, 2015. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due by May 1, 2016 (See Note 6(B)).

On November 10, 2014, the Company issued an unsecured promissory note in the amount of $9,113 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest, and is due on November 10, 2015 (See Note 6(B)).

On December 22, 2014, the Company issued an unsecured promissory note in the amount of $2,050, respectively, to a related party. Pursuant to the terms of the note, the note was bearing 10% interest, and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 6(B)). The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payment. Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing 10% interest and is due on December 22, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

On February 12, 2015, the Company issued a convertible promissory note in the principal amount of $11,634 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on February 12, 2016 (See Note 6(B)). Subsequent to March 31, 2015, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On January 19, 2015, the Company issued a convertible promissory note in the principal amount of $550 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on January 19, 2016 (see Note 6(B)). This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On February 25, 2015, the Company issued a convertible promissory note in the principal amount of $117,000 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on February 25, 2016 (See Note 6(B)). Subsequent to March 31, 2015, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $20,000 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on March 31, 2016. Subsequent to March 31, 2015, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $75,000 to a related party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on March 31, 2016 (see Note 6(B)). Subsequent to March 31, 2015 this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

For the year ended March 31, 2015, the Company recorded $979 in accrued interest payable for the related party loans.

During the year ended March 31, 2015, the former shareholders of the Company paid accounts payable and expenses on behalf of the Company totaling $101,799 which was recorded as a contribution of capital (See Note 7(E)).

For the year ended March 31, 2015, shareholders of the Company contributed services having a fair value of $11,268 (See Note 7(C)).

For the eleven months ended March 31, 2014 two shareholders of the Company contributed services having a fair value of $19,066 (See Note 7(C))

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

NOTE 10	OTHER INCOME

In June 2012, the Company was awarded a grant in the amount $18,695 under the American Recovery and Reinvestment Act of 2009 for the photovoltaic system placed into service. The grant requires the Company to keep the system in place for 5 years and file annual usage reports. If the Company fails to maintain the system or fails to file the annual report, the grant is refundable to the Internal Revenue Service at a prorated amount over 5 years. The amount was recorded as a deferred Federal grant and will be recognized over 5 years on the anniversary date of the award. As of March 31, 2015, the Company has a deferred Federal grant of $7,478.

During the year ended March 31, 2015, the unsecured promissory note in the amount of $8,000 was forgiven by the note holder. The amount was recorded as a gain on settlement of debt (See Note 6(A)).

During the year ended March 31, 2015, the accounts payable balance was forgiven by an unrelated party in the amount of $10,567. The amount was recorded as a gain on settlement of debt.

NOTE 11	GOING CONCERN

As reflected in the accompanying financial statements, the Company has negative working capital and stockholder’s deficit of $95,367 as of March 31, 2015, used cash in operations of $155,304 and has a net loss of $103,859 for the year ended March 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 12	SUBSEQUENT EVENTS

On April 9, 2015, the Company entered into share exchange agreements with Tadashi Ishikawa, a director and President and who is also a certain shareholder (the “AP Japan Shareholder”) of Aqua Power System Japan Kabushiki Kaisha (“AP Japan”), and AP Japan, a corporation in Japan. Pursuant to the terms of the Agreement, the Company agreed to purchase all issued and outstanding shares of AP Japan. The agreement confirms the mutual intention of the Company and AP Japan to enter into a business combination to be effected by the purchase by the Company of all of the issued and outstanding shares of AP Japan from the AP Japan Shareholder.

Pursuant to the material terms of the agreement, the Company was to:

1.	issue an aggregate of 3,806,559 common shares of the Company (at a deemed price of $0.20 per share) to the AP Japan Shareholder in exchange for the transfer of 7,740 shares of AP Japan from the AP Japan Shareholder;

2.	forward $200,000 to AP Japan to be forwarded to the AP Japan Shareholder to purchase an aggregate of 2,150 shares of AP Japan held by the remaining shareholders of AP Japan and transfer such shares to the Company by May 15, 2015;

3.	forward $150,000 to AP Japan for repayment of an unrelated third party debt;

4.	complete a financing for debt and/or equity of at least $100,000 by April 27, 2015; and

5.	agree to convert an aggregate of $1,450,000 of debt owed by AP Japan into common shares of the Company at a deemed price of $0.20.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

Additionally, the AP Japan Shareholder has agreed to cancel an aggregate of 113,363,935 common shares of the Company.

On May 29, 2015, the Company entered into a licensing and option agreement with AP Japan, and the AP Japan Shareholder. Pursuant to the terms of the Licensing and Option Agreement, the Company acquired the exclusive worldwide rights, for a period of 10 years, to various Intellectual Property and Products (as defined in the Licensing and Option Agreement) (the “License”), owned and controlled by AP Japan. As consideration for the exclusive license granted under the Licensing and Option Agreement, the Company was to pay a royalty paid to Aqua of ten percent (10%) of all net sales derived by the Company from the use of the License.

Additionally, the Company was granted an option to purchase an aggregate of 9,890 shares registered to and legally and beneficially owned by the AP Japan Shareholder (the “Option”) representing one hundred percent (100%) of the issued and outstanding shares of Aqua.  The Option was exercisable upon remitting an aggregate of $250,000 to AP Japan in tranches as follows: (i) $50,000 on or before Friday June 5, 2015; (ii) $100,000 on or before Friday June 12, 2015; and, (iii) $100,000 on or before Friday June 19, 2015. Upon exercise of the Option and satisfaction of the foregoing conditions, the AP Japan Shareholder has to cancel an aggregate of 110,863,935 common shares of the Company of which he is the registered and beneficial owner.

Further, the Company was to issue to the AP Japan Shareholder 3,806,559 shares of the Company’s restricted common stock, at a price per share of $0.20 for an aggregate of $761,311.61, such shares were to be issued to the AP Japan Shareholder on or before July 15, 2015.

Further, pursuant to the Licensing and Option Agreement, the Company was required to complete financings consisting of debt and/or equity of not less than an aggregate of:

1.	$100,000 on or before June 30, 2015;
2.	$100,000 on or before July 31, 2015;
3.	$100,000 on or before August 31, 2015; and
4.	$100,000 on or before September 30, 2015.

Concurrently, on May 29, 2015, the Company, AP Japan and the AP Japan Shareholder entered into a termination agreement to terminate the share exchange agreement dated April 9, 2015.

On June 19, 2015, the Company, AP Japan, and the AP Japan Shareholder entered into a share exchange agreement (the “Share Exchange Agreement”). Pursuant to the terms and conditions of the Share Exchange Agreement, the Company acquired an aggregate of nine thousand eight hundred ninety (9,890) shares of AP Japan representing all (100%) shares of AP Japan from the AP Japan Shareholder (the “AP Japan Shares”) and in exchange issued an aggregate of three million eight hundred six thousand five hundred fifty-nine (3,806,559) restricted shares of common stock of the Company to the AP Japan Shareholder (the “APSI Shares”).

Additionally, AP Japan received an initial aggregate payment of one hundred fifty thousand ($150,000) dollars and the Company issued promissory notes to AP Japan as follows:

1.	$100,000 due on July 31, 2015;
2.	$100,000 due on August 31, 2015;
3.	$100,000 due on September 30, 2015; and
4.	$100,000 due on October 31, 2015.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

Lastly, as a term of the Share Exchange Agreement, the Licensing and Option Agreement dated May 29, 2015 was terminated on execution of the Share Exchange Agreement and the AP Japan Shareholder has agreed to cancel 105,863,935 on delivery of the financial statements of AP Japan pursuant to the Share Exchange Agreement.

On April 28, 2015, the Company issued a convertible promissory note in the principal amount of $6,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on April 26, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company will record a BCF and related debt discount. Simultaneously, the Company issued a promissory note in the principal amount of $6,000 to Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on April 28, 2016.

On April 30, 2015, the Company issued a convertible promissory note in the principal amount of $18,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on April 30, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company will record a BCF and related debt discount. Simultaneously, to April 30, 2015 the Company issued a promissory note in the principal amount of $18,000 to Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on April 28, 2016.

On May 4, 2015, the Company issued a convertible promissory note in the principal amount of $12,100 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on May 4, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company will record a BCF and related debt discount. Simultaneously, the Company on May 4, 2015 issued a promissory note in the principal amount of $12,100 to Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on May 4, 2016.

On May 7 2015, the Company issued a convertible promissory note in the principal amount of $74,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on May 7, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company will record a BCF and related debt discount. Simultaneously, the Company, on May 7, 2015, issued a promissory note in the principal amount of $74,000 to Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on May 7, 2016.

On May 18 2015, the Company issued a convertible promissory note in the principal amount of $105,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on May 18, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company will record a BCF and related debt discount. Simultaneously, the Company, on May 18, 2015, issued a promissory note in the principal amount of $105,000 to Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on May 7, 2016.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

(f/k/a NC SOLAR, INC. AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

On May 22 2015, the Company issued a convertible promissory note in the principal amount of $40,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on May 22, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company will record a BCF and related debt discount. Simultaneously, the Company, on May 22, 2015, issued a promissory note in the principal amount of $40,000 to Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on May 22, 2016.

On May 27 2015, the Company issued a convertible promissory note in the principal amount of $61,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on May 27, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company will record a BCF and related debt discount. Simultaneously, the Company, on May 27, 2015, issued a promissory note in the principal amount of $61,000 to Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on May 27, 2016.

On June 8, 2015, the Company issued a convertible promissory note in the principal amount of $50,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on June 8, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company will record a BCF and related debt discount. Simultaneously, the Company, on June 8, 2015, issued a promissory note in the principal amount of $50,000 to Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on June 8, 2016.

On July 7, 2015, our company issued a convertible promissory note in the principal amount of $100,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on July 7, 2016. This convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. Simultaneously, our company, on July 7, 2015, issued a promissory note in the principal amount of $100,000 to AP Japan. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on July 7, 2016.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our company carried out an evaluation, with the participation of our company’s management, including our company’s Chief Executive Officer (“CEO”), of the effectiveness of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2015, the end of the period covered by this Report. Based upon that evaluation, our company’s management concluded that our company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	Our company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of our company’s external financial reporting and internal control over financial reporting.
3.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
4.	We have had, and continue to have, a significant number of audit adjustments. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

In light of the material weaknesses, the management of our company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America.  Accordingly, we believe that our consolidated financial statements included herein fairly present, in all material respects, our consolidated financial condition, consolidated results of operations and cash flows as of and for the reporting periods then ended.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the issuer; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2015, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2015.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This Report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to the rules of the SEC that permit our company to provide only the management’s report in this Report.

Management’s Remediation Initiatives

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2016 when funding is available. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2016.

Changes in internal controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of our fiscal year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Tadashi Ishikawa	59	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director
Jeffrey L. Alt	59	Director

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

Employment Agreements

We currently have no employment agreements.

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

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of our company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Our company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of our company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11.       Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for the fiscal year ended March 31, 2015 and the eleven month period ended March 31, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Eleven Months Ended March 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tadashi Ishikawa(1)	2015	$-	-	-	-	-	-	-	$-
President, CEO and Director	2014	$-	-	-	-	-	-	-	$-
Jeffrey L. Alt(2)	2015	$-	-	-	-	-	-	-	$-
President, CEO and Director	2014	$-	-	-	-	-	-	-	$-
Matthew Croslis(3)	2014	$-	-	-	-	-	-	-	$-
Secretary and Director		$-	-	-	-	-	-	-	$-
(1)	Tadashi Ishikawa became a director and the sole officer of our company on June 6, 2014.
(2)	Jeffrey Alt resigned from all offices of our company on June 6, 2014.
(3)	Matthew Croslis resigned from all offices and as a director of our company on June 6, 2014.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of March 31, 2015.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of July 13, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 13, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of July 13, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 2-7-17 Omorihoncho, Tokyo, Ota-ku, Japan, 143-0011.

		Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Title of Class	Beneficial Ownership	of Class(1)
Executive Officers and Directors
Tadashi Ishikawa	Common Stock	135,000,000	83.79%
Jeffrey L. Alt	Common Stock	0	0%
Directors and executive officers as a group (2 persons)	Common Stock	135,000,000	83.79%
Other 5% Holders:
None.

(1) Based on 164,930,877 shares of common stock outstanding as of July 13, 2015.

Change in Control

We are not aware of any arrangements which may at a subsequent date result in a change of control of our company.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set forth below, since May 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which our company was or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and in which any director, executive officer, other stockholders of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.:

For the eleven months ended March 31, 2014, two shareholders of our company contributed services having a fair value of $19,066.

During the year ended March 31, 2015, the former shareholders of the Company paid accounts payable and expenses on behalf of the Company totaling $101,799 which was recorded as a contribution of capital.

For the year ended March 31, 2015, shareholders of the Company contributed services having a fair value of $11,268.

On June 19, 2015, our company and AP Japan and the AP Japan Shareholder entered into the Share Exchange Agreement. Pursuant to the terms and conditions of the Share Exchange Agreement, we acquired an aggregate of nine thousand eight hundred ninety (9,890) shares of AP Japan representing all (100%) shares of AP Japan from the AP Japan Shareholder (the “AP Japan Shares”) and in exchange issued the APSI Shares to the AP Japan Shareholder.

Additionally, AP Japan received an initial aggregate payment of one hundred fifty thousand ($150,000) dollars and we issued the Promissory Notes. Copies of the Promissory Notes are filed as an exhibit hereto as Exhibit A to the Share Exchange Agreement.

On February 27, 2015, our company received a promissory note in the principal amount of $17,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on February 27, 2016.

On February 26, 2015, our company received a promissory note in the principal amount of $100,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on February 26, 2016.

On March 30, 2015, our company received a promissory note in the principal amount of $70,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on March 30, 2016.

On March 31, 2015, our company received a promissory note in the principal amount of $60,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on March 31, 2016.

On March 31, 2015, our company received a promissory note in the principal amount of $19,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on March 31, 2016.

On June 6, 2014, our company issued an unsecured promissory note in the amount of $3,500 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement. Our company is currently in default of this note and expects to make the necessary payments whenever our company is able to make such payment. Subsequent to March 31, 2015, our company amended the original note in exchange for a promissory bearing interest rate of 10% and was due on June 6, 2015 and may be converted into shares of our company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, our company will record a BCF and related debt discount.

On July 4, 2014, our company issued an unsecured promissory note in the amount of $2,500 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement. Our company is currently in default of this note and expects to make the necessary payments whenever our company is able to make such payment. Subsequent to March 31, 2015, our company amended the original note in exchange for a promissory bearing interest rate of 10% and was due on July 4, 2015 and may be converted into shares of our company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, our company will record a BCF and related debt discount.

On August 1, 2014, our company issued an unsecured promissory note in the amount of $3,000 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement. Our company is currently in default of this note and expects to make the necessary payments whenever our company is able to make such payment. Subsequent to March 31, 2015, our company amended the original note in exchange for a promissory bearing interest rate of 10% and is due on August 1, 2015 and may be converted into shares of our company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, our company will record a BCF and related debt discount.

On August 11, 2014, our company issued an unsecured promissory note in the amount of $14,000 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement. Our company is currently in default of this note and expects to make the necessary payments whenever our company is able to make such payment. Subsequent to March 31, 2015, our company amended the original note in exchange for a promissory bearing interest rate of 10% and is due on August 11, 2015 and may be converted into shares of our company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, our company will record a BCF and related debt discount.

On May 1, 2015, our company memorialized an unsecured promissory note in the amount of $7,500 to a related party for the payment of expenses during the year ended March 31, 2015. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due by May 1, 2016.

On November 10, 2014, our company issued an unsecured promissory note in the amount of $9,113 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest, and is due on November 10, 2015.

On December 22, 2014, our company issued an unsecured promissory note in the amount of $2,050, respectively, to a related party. Pursuant to the terms of the note, the note was bearing 10% interest, and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement. Our company is currently in default of this note and expects to make the necessary payments whenever our company is able to make such payment. Subsequent to March 31, 2015, our company amended the original note in exchange for a promissory bearing 10% interest and is due on December 22, 2015 and may be converted into shares of our company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, our company will record a BCF and related debt discount.

On February 12, 2015, our company issued a convertible promissory note in the principal amount of $11,634 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on February 12, 2016. Subsequent to March 31, 2015, this convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, our company will record a BCF and related debt discount.

On January 19, 2015, our company issued a convertible promissory note in the principal amount of $550 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on January 19, 2016. This convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, our company will record a BCF and related debt discount.

On February 25, 2015, our company issued a convertible promissory note in the principal amount of $117,000 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on February 25, 2016. Subsequent to March 31, 2015, this convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, our company will record a BCF and related debt discount.

On March 31, 2015, our company issued a convertible promissory note in the principal amount of $20,000 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on March 31, 2016. Subsequent to March 31, 2015, this convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, our company will record a BCF and related debt discount.

On March 31, 2015, our company issued a convertible promissory note in the principal amount of $75,000 to a related party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on March 31, 2016. Subsequent to March 31, 2015 this convertible note may be converted into shares of our company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, our company will record a BCF and related debt discount.

For the year ended March 31, 2015, our company recorded $979 in accrued interest payable for the related party loans.

During the year ended March 31, 2015, the former shareholders of our company paid accounts payable and expenses on behalf of our company totaling $101,799 which was recorded as a contribution of capital.

For the year ended March 31, 2015, shareholders of our company contributed services having a fair value of $11,268.

Director Independence

We have one independent director. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of our company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Mr. Ishikawa is not considered independent because he is an executive officer of our company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.      Principal Accounting Fees and Services.

Principal Accountant

Liggett, Vogt & Webb, P.A. served as our independent registered public accounting firm for fiscal 2015 and fiscal 2014.

Audit Fees

For the fiscal year ended March 31, 2015 and for the eleven months ended March 31, 2014, we were billed approximately $21,200 and $16,720, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the fiscal year ended March 31, 2015 and for the eleven months ended March 31, 2014, we were not billed for professional services related to our audits, other than the Fees discussed in Audit Fees above.

Tax Fees

For the fiscal year ended March 31, 2015 and for the eleven months ended March 31, 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended March 31, 2015 and for the eleven months ended March 31, 2014.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

Exhibit Number		Description
3.1		Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012 as Exhibit 3.1).
3.2		Bylaws(incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012 as Exhibit 3.2).
10.1		Purchased Power Agreement by and between Duke Energy Carolinas, LLC and Stoneville Solar, LLC dated February 21, 2011(incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012 as Exhibit 10.1).
10.2		Warehouse Lease by and between Service Logistics and Warehouse, LLC and Stoneville Solar, LLC, dated August 11, 2012(incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012 as Exhibit 10.2).
10.3		Generation Agreement by and between NC GreenPower and Stoneville Solar, LLC, dated February 3, 2011(incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012 as Exhibit 10.3).
10.4		Share Purchase Agreement between NC Solar, Inc., Jeffrey Alt, Matthew Croslis and Tadashi Ishikawa dated May 28, 2014(incorporated by reference to our Current Report on Form 8-K filed on June 10, 2014 as Exhibit 10.1).
10.5		Share Exchange Agreement among our company, Tadashi Ishikawa and Aqua Power System Japan Kabushiki Kaisha dated June 19, 2015(incorporated by reference to our Current Report on Form 8-K filed on June 19, 2015 as Exhibit 10.1).
21.1		List of Subsidiaries.
31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NC Solar, Inc.

Date: July 14, 2015	By:	/s/ Tadashi Ishikawa
Tadashi Ishikawa
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tadashi Ishikawa	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	July 14, 2015
Tadashi Ishikawa	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Jeffrey Alt	Director	July 14, 2015
Jeffrey Alt

