Form 10-Q
period 2015-06-30
AQUA POWER SYSTEMS INC.
filed 2015-08-19
CIK 1553264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-183272

AQUA POWER SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4213903
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2-7-17 Omorihoncho, Tokyo, Ota-ku, Japan	143-0011
(Address of principal executive offices)	(Zip Code)

+81 3-5764-3380
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

164,930,877 common shares issued and outstanding as of August 11, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

	June 30,	March 31,
	2015	2015
	Unaudited
ASSETS
Current Assets
Cash	$51,554	$1,502
Accounts receivable, net	611	257
Prepaid expenses	3,125	3,125
Note receivable, net of $6,034 allowance	-	-
Loan Receivable - related party	571,438	266,000
Total Current Assets	626,728	270,884

Equipment, net	-	-

Total Assets	$626,728	$270,884

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable and Accrued Expenses	$76,633	$37,926
Convertible Note Payable - Related Party, net	61,492	247,184
Convertible Note net	50,072	57,050
Note payable - related party	23,151	16,613
Note payable	7,500	-
Deferred Federal grant	3,739	7,478
Total Liabilities	222,587	366,251

Commitments and Contingencies (See Note 8)	-	-

Stockholders' Equity (/Deficiency)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 161,124,318 and 161,124,318 issued and outstanding, respectively	16,112	16,112
Additional paid-in capital	1,049,136	374,578
Accumulated deficit	(661,107)	(486,057)
Total Stockholders' Equity /(Deficiency)	404,141	(95,367)

Total Liabilities and Stockholders' Equity/( Deficiency)	$626,728	$270,884

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

	For the Three Months Ended	For the Three Months Ended
	June 30, 2015	June 30, 2014

Revenue	$354	$697

Operating Expenses
Professional fees	42,223	24,914
General and administrative	12,360	17,335
Total Operating Expenses	54,583	42,249

Loss from Operations	(54,229)	(41,552)

Other Income (Expense)
Interest expense	(124,560)	-
Gain on settlement of debt	-	18,567
Grant income	3,739	3,739
Total Other Income(Expense)	(120,821)	22,306

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(175,050)	(19,246)

Provision for Income Taxes	-	-

NET LOSS	$(175,050)	$(19,246)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - Basic and Diluted	161,124,318	161,124,318

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

	Preferred Stock		Common stock		Additional		Total
					paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	Equity/(Deficiency)

Balance, March 31, 2015	-	$-	161,124,318	$16,112	$374,578	$(486,057)	$(95,367)

In kind contribution of services	-	-	-	-	2,400	-	2,400

Beneficial conversion feature	-	-	-	-	672,158	-	672,158

Net loss, for the three months ended June 30, 2015	-	-	-	-	-	(175,050)	(175,050)

Balance, June 30, 2015	-	$-	161,124,318	$16,112	$1,049,136	$(661,107)	$404,141

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

	For the Three Months Ended	For the Three Months Ended
	June 30, 2015	June 30, 2014

Cash Flows From Operating Activities:
Net Loss	$(175,050)	$(19,246)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	2,400	4,068
Gain on settlement of debt	-	(8,000)
Amortization of debt discount	111,564
Changes in operating assets and liabilities:
Decrease in accounts receivable	(354)	(264)
Increase (decrease) in accounts payable and accrued expenses	38,707	(78,194)
Decrease in deferred Federal grant	(3,739)	(3,739)
Net Cash Used In Operating Activities	(26,472)	(105,375)

Cash Flows From Investing Activities:
Increase in loan receivable - related party	(305,438)	-
Net Cash Used in Financing Activities	(305,438)	-

Cash Flows From Financing Activities:
Proceeds from note payable	7,500	-
Proceeds from note payable - related party	6,538	3,500
Proceeds from convertible note payable - related party	13,924	-
Proceeds from convertible note payable	354,000	-
Contributed capital from former shareholders	-	101,799
Net Cash Provided by Financing Activities	381,962	105,299

Net Increase (Decrease )in Cash	50,052	(76)

Cash at Beginning of Period	1,502	160

Cash at End of Period	$51,554	$84

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Beneficial conversion feature	$672,158	$-

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on July 14, 2015.

(B) Principles of Consolidation

The accompanying 2015 and 2014 consolidated financial statements include the accounts of Aqua Power Systems Inc and its wholly owned subsidiary, Stoneville Solar, LLC (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and March 31, 2015, the Company had no cash equivalents.

(E) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of convertible debt would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.

The computation of basic and diluted loss per share for the three months ended June 30, 2015 and 2014, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

The Company has the following common stock equivalents for the three months ended June 30, 2015 and 2014, respectively:

	June 30, 2015	June 30, 2014

Convertible Debt (Exercise price - $0.20/share)	3,360,790	-
Total	3,360,790	-

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

There were no impairment losses recorded during the periods ended June 30, 2015 and March 31, 2015.

(I) Concentration of Credit Risk

At June 30, 2015 and March 31, 2015, accounts receivable of $611 and $257, respectively, consisted of two main types of receivables; receivables from local utility company for energy resale and energy rebate from the State of North Carolina.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

Following represents revenue concentrations for the three months ended June 30, 2015 and 2014:

		Three months ended
	Customer	June 30, 2015	June 30, 2014
NC Green Power	A	8%	20%
Duke Power	B	92%	80%

Following represents accounts receivable concentrations as of June 30, 2015 and March 31, 2015:

	Customer	June 30, 2015	March 31, 2015
NC Green Power	A	89%	94%
Duke Power	B	10%	6%

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

For the periods ended June 30, 2015 and 2014, our functional and operational currency was the US Dollar.

(K) Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(P) Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

The Company adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

NOTE 2	ACCOUNTS RECEIVABLE

At June 30, 2015 and March 31, 2015, the Company had the following accounts receivable:

	June 30,	March 31,
	2015	2015

Accounts receivable	$611	$257
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$611	$257

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

NOTE 3	EQUIPMENT

At June 30, 2015 and March 31, 2015, equipment consisted of the following:

	June 30,	March 31,
	2015	2015

Equipment	$25,610	$25,610
Less: Accumulated depreciation	(25,610)	(25,610)
Total equipment, net	$-	$-

Depreciation and amortization expense for the three months ended June 30, 2015 and 2014 was $0 and $0 respectively.

NOTE 4	NOTES RECEIVABLE - RELATED PARTY

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

On April 28, 2015, the Company received a promissory note in the principal amount of $6,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on April 28, 2016.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

On April 30, 2015, the Company received a promissory note in the principal amount of $18,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on April 30, 2016.

On May 4, 2015, the Company received a promissory note in the principal amount of $10,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on May 4, 2016.

On May 7, 2015, the Company received a promissory note in the principal amount of $70,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on May 7, 2016.

On May 18, 2015, the Company received a promissory note in the principal amount of $80,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on May 18, 2016.

On May 18, 2015, the Company received a promissory note in the principal amount of $24,985 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on May 18, 2016.

On May 27, 2015, the Company received a promissory note in the principal amount of $66,000 from Aqua Power System Japan Kabushiki Kaisha. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on May 27, 2016.

During the three months ended June 30, 2015, the Company paid expenses in the amount of $30,453 on behalf of Aqua Power System Japan Kabushiki Kaisha. The amount paid is recorded as a note. Pursuant to the terms of the note, the note is bearing an interest rate of 10% and is due on demand.

Due to the nature of the transaction interest receivable has not been recorded.

NOTE 5	NOTE RECEIVABLE

On November 13, 2012, the Company received a promissory note from Alternative Energy and Environmental Solutions, Inc. (the “Borrower”) in exchange for $6,034. The note was non-interest bearing and due on demand. As of March 31, 2015, the note has been fully reserved.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

NOTE 6	NOTES PAYABLE

(A) Notes Payable

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

On April 20, 2015, the Company issued an unsecured promissory note in the amount of $7,500 to an unrelated party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on demand.

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

On May 7, 2015, the Company issued a convertible promissory note in the principal amount of $74,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on May 7, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company will record a BCF and related debt discount.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

On December 22, 2014, the Company issued an unsecured promissory note in the amount of $2,050, respectively, to an unrelated party. Pursuant to the terms of the note, the note was bearing 10% interest, and was due on the earlier of December 31, 2014 or within 10 business days upon the closing of any definitive agreement (See Note 9). The Company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever the Company is able to make such payment. Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and is due on December 22, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that is below market value. As a result, the Company will record a BCF and related debt discount.

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

On April 16, 2015, the Company issued a convertible promissory note in the principal amount of $1,824 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on April 16, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company recorded a BCF and related debt discount.

On June 30, 2015, the Company issued a promissory note in the principal amount of $6,458 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on June 30, 2016.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

For the year ended March 31, 2015, the Company recorded $980 in accrued interest payable for the related party loans.

For the three months ended June, 2015, the Company recorded $6,269 in accrued interest payable for the related party loans.

(C) Debt Discount

During the three months ended June 30, 2015 and 2014, the Company recorded debt discounts totaling $672,158 and $0, respectively.

The debt discounts recorded in 2015 and 2014, pertain to beneficial conversion feature on the convertible notes. The notes are required to be bifurcated and reported at fair value on the date of grant.

The Company amortized $111,564 and $0 to interest expense in the three months ended June 30, 2015 and 2014 as follows:

Debt discount-March 31, 2015	$-
Additional debt discount – Three months ended June 30, 2015	672,158
Amortization of debt discount – Three months ended June 30, 2015	(111,564)
Debt discount June 30 ,2015	$560,594

NOTE 7	STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company was incorporated on December 9, 2010. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. Preferred stock may be issued in one or more series. As of June 30, 2015 and March 31, 2014, no preferred shares are issued and outstanding. Rights and preferences are to be determined by the board of directors.

(B) Common Stock Issued for Cash

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(C) In-Kind Contribution

For the year ended March 31, 2015, shareholders of the Company contributed services having a fair value of $11,268 (see Note 9).

For the year ended March 31, 2015, the Company recorded an in-kind contribution of interest having a fair value of $2,069.

For the three months ended June 30, 2015, shareholders of the Company contributed services having a fair value of $2,400 (see Note 9).

NOTE 8	COMMITMENTS

(A) Operating Lease Agreements

On August 11, 2011, the Company executed a one-year non-cancelable operating lease for a place to locate its photovoltaic equipment. The lease began on April 1, 2011 and expired on April 1, 2012. The Company currently leases the location on a month-to-month basis at a rate of $2 per month.

(B) Energy Agreements

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

NOTE 9	RELATED PARTY TRANSACTIONS

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

On April 16, 2015, the Company issued a convertible promissory note in the principal amount of $1,824 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on April 16, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was not below market value. As a result, the Company recorded a BCF and related debt discount.

On June 30, 2015 the Company issued a promissory note in the principal amount of $6,458 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on demand.

For the three months ended June 30, 2015, shareholders of the Company contributed services having a fair value of $2,400 (see Note 9).

For the three months ended June 30, 2015, the Company recorded $6,522 in accrued interest payable for the related party loans.

NOTE 10	OTHER INCOME

In June 2012, the Company was awarded a grant in the amount $18,695 under the American Recovery and Reinvestment Act of 2009 for the photovoltaic system placed into service. The grant requires the Company to keep the system in place for 5 years and file annual usage reports. If the Company fails to maintain the system or fails to file the annual report, the grant is refundable to the Internal Revenue Service at a prorated amount over 5 years. The amount was recorded as a deferred Federal grant and will be recognized over 5 years on the anniversary date of the award. As of June 30, 2015, the Company has a deferred Federal grant of $3,739.

During the year ended March 31, 2015, the unsecured promissory note in the amount of $8,000 was forgiven by the note holder. The amount was recorded as a gain on settlement of debt (See Note 6(A)).

NOTE 11	GOING CONCERN

As reflected in the accompanying financial statements, the Company has negative working capital and stockholder’s equity of $404,141 as of June 30, 2015, used cash in operations of $26,472 and has a net loss of $175,050 for the three months ended June 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AQUA POWER SYSTEMS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

Additionally on July 7, 2015 to close the Share Exchange Agreement, AP Japan received an initial aggregate payment of one hundred fifty thousand ($150,000) dollars and the Company issued promissory notes to AP Japan as follows:

1.	$100,000 due on July 31, 2015 (paid as of August 17, 2015);
2.	$100,000 due on August 31, 2015;
3.	$100,000 due on September 30, 2015; and
4.	$100,000 due on October 31, 2015.

Lastly, as a term of the Share Exchange Agreement, the Licensing and Option Agreement dated May 29, 2015 was terminated on execution of the Share Exchange Agreement and the AP Japan Shareholder has agreed to cancel 105,863,935 on delivery of the financial statements of AP Japan pursuant to the Share Exchange Agreement.

On July 7, 2015, the Company issued a convertible promissory note in the principal amount of $100,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on July 7, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20.

On August 6, 2015, the Company issued a convertible promissory note in the principal amount of $50,000 to an unrelated party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on August 6, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20.

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

In connection with the change of management, our company may pursue new business opportunities. A Through our wholly-owned subsidiary, Stoneville Solar, LLC, a North Carolina limited liability company established on December 14, 2010, we lease space on the roofs of warehouses, where we install photovoltaic systems. We then sell the energy that we produce to our only customer, Duke Energy Carolina, LLC, an energy utility company in North Carolina which re-sells the energy to their customers. All of our sales to date have been to Duke Energy Carolina, LLC, which is currently purchasing solar power collected on rooftops at $0.05 - 0.07 per kWh. We take advantage of federal, state, and local incentives for clean energy, including tax credits from NC Green Power Corporation.

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

On June 19, 2015, our company and Aqua Power System Japan Kabushiki Kaisha (“AP Japan”), a corporation in formed under the laws of Japan, and Tadashi Ishikawa, the sole shareholder of AP Japan (the “AP Japan Shareholder”), entered into a share exchange agreement (the “Share Exchange Agreement”). Pursuant to the terms and conditions of the Share Exchange Agreement, we acquired an aggregate of nine thousand eight hundred ninety (9,890) shares of AP Japan representing all (100%) shares of AP Japan from the AP Japan Shareholder (the “AP Japan Shares”) and in exchange issued an aggregate of three million eight hundred six thousand five hundred fifty-nine (3,806,559) restricted shares of its common stock to the AP Japan Shareholder (the “APSI Shares”).

Additionally on July 7, 2015 to close the Share Exchange Agreement, AP Japan received an initial aggregate payment of one hundred fifty thousand ($150,000) dollars and we issued promissory notes to AP Japan as follows:

1.	$100,000 due on July 31, 2015 (paid as of August 17, 2015);
2.	$100,000 due on August 31, 2015;
3.	$100,000 due on September 30, 2015; and
4.	$100,000 due on October 31, 2015.

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

As of July 7, 2015, we acquired a renewable power supply business – Aqua Power Japan pursuant the Share Exchange Agreement.

Plan of Operation

Aqua Power Japan has established a scalable organization with comprehensive network of international partners for manufacturing, logistics and distribution. Aqua Power Japan’s senior management team is all based in Japan. All products are manufactured in China with distribution currently focused on Japan and Asian Markets.

Vision and Mission Statement

Aqua Power’s vision is to become the world’s leading supplier of affordable, environmentally friendly off-grid power. Aqua Power’s mission statement is to develop, manufacture, license and market its magnesium air fuel cell technology globally, and to collaborate with advanced R&D universities and institutions worldwide to advance its technology.

Company History

In 2009, Aqua Power Japan launched its first commercial product – a water-activated, carbon-magnesium 1.5 V AA battery. The first generation batteries came with a water injection pipette to inject water or electrolyte to activate power generation.

Aqua Power Japan’s first product was marketed under the brand name NoPoPo (short for “No Pollution Power”). The batteries were primarily used for powering LED flashlights, mini lanterns, and portable radios.

The NoPoPo products gained Aqua Power Japan national recognition in Japan in the aftermath of the tragic earthquake and subsequent tsunami that devastated Japan in March 2011. The disaster created a massive demand for mobile power solutions that were cost effective and easily deployable. These early developments saw Aqua Power getting products to market quicker than the competition and also helped form the basis for the platform technology expansion into the patented and patent-pending technologies collectively called RMAF. More importantly, Aqua Power made advances in the technology, improving and expanding the performance and potential applications of the initial breakthrough in more affordable, environmentally friendly off-grid electricity generation.

Aqua Power Japan has sold more than eight million batteries in Japan and China to date. These battery sales marked the successful commercialization of electricity generation from a magnesium water battery. The development process saw Aqua Power overcome a number of significant technical hurdles and resulted in 16 patents and patents-pending to date relating to the materials and processes that enable water powered batteries and magnesium powered fuel cells. These hurdles included corrosion, hydrogen inhibition and release (HI) in sealed structures, and on/off activation.

Since 2008, Aqua Power has focused on both advancing the power output and duration of RMAF technology and adapting it to power new products.

Going Concern

As reflected in the accompanying financial statements, we have negative working capital and stockholder’s equity of $404,141 as of June 30, 2015, used cash in operations of $26,472 and has a net loss of $175,050 for the three months ended June 30, 2015. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014

	Three Months ended June 30, 2015		Three Months ended June 30, 2014
Revenue		$354	$697

Professional fees		$42,223	$24,914
General and administrative		$12,360	$17,335
Other expense (income)	$	Nil	$(18,567)
Grant (income)		$(3,739)	$(3,739)
Net Loss		$(175,050)	$(19,246)

Revenues

Revenues for the three months ended June 30, 2015 were $354, as compared with $697 for the three months ended June 30, 2014. The decrease for the three months ended June 30, 2015 is primarily attributable to the amount of energy our photovoltaic systems were able to produce.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 were $54,583, as compared with $42,249 for the three months ended June 30, 2015. The increase in operating expenses in the three months ended June 30, 2015 was primarily attributable to increases in professional fee expenses.

Net Loss

Our net loss for the three months ended June 30, 2015 was $175,050, as compared with $19,246 for the three months ended June 30, 2014. The increase for the three months ended June 30, 2015 is primarily attributable to increases in operating expenses.

Liquidity and Capital Resources

Working Capital

	As at June 30, 2015	As at March 31, 2015
Current Assets	$626,648	$270,884
Current Liabilities	$222,507	$366,251
Working Capital Deficiency	$404,141	$(95,367)

Cash Flows

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net cash used in operating activities	$(26,472)		$(105,375)
Net cash used in investing activities	$(305,358)	$	Nil
Net cash provided by financing activities	$381,882		$105,299
Net decrease in cash	$50,052		$76

Our cash totaled $51,554 as at June 30, 2015.

Net Cash Used in Operating Activities

We used net cash in operating activities of $26,472 during the three months ended June 30, 2015, compared to $105,375 used in operating activities during the three months ended June 30, 2014. Our use of cash was mainly to fund operating expenses.

Net Cash Used In Investing Activities

We used $305,358 in investing activities during the three months ended June 30, 2015,compared to $Nil in the same period ended June 30, 204. We used these funds for loans receivable from a related party .

Net Cash (Used In) Provided By Financing Activities

Net cash provided by financing activities was $381,882 during the three months ended June 30, 2015, compared to $105,299 in financing activities during the three months ended June 30, 2014. The increase in financing cash flows was mainly due to the issuance of convertible notes payable.

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

The revenue that we have earned from our initial facility in North Carolina has been minimal as we only earned $354 in the three months ended June 30, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

Principles of Consolidation

The accompanying 2015 and 2014 consolidated financial statements include the accounts of Aqua Power Systems Inc and its wholly owned subsidiary, Stoneville Solar, LLC (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and March 31, 2015, the Company had no cash equivalents.

Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of convertible debt would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.

The computation of basic and diluted loss per share for the three months ended June 30, 2015 and 2014, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive.

The Company has the following common stock equivalents for the three months ended June 30, 2015 and 2014, respectively:

	June 30, 2015	June 30, 2014

Convertible Debt (Exercise price - $0.20/share)	3,360,790	-
Total	3,360,790	-

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

There were no impairment losses recorded during the periods ended June 30, 2015 and March 31, 2015.

Concentration of Credit Risk

At June 30, 2015 and March 31, 2015, accounts receivable of $611 and $257, respectively, consisted of two main types of receivables; receivables from local utility company for energy resale and energy rebate from the State of North Carolina.

Following represents revenue concentrations for the three months ended June 30, 2015 and 2014:

		Three months ended
	Customer	June 30, 2015	June 30, 2014
NC Green Power	A	8%	20%
Duke Power	B	92%	80%

Following represents accounts receivable concentrations as of ended June 30, 2015 and March 31, 2015:

	Customer	June 30, 2015	March 31, 2015
NC Green Power	A	89%	94%
Duke Power	B	10%	6%

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our president (our principal executive officer, principal financial officer and principal accounting officer) in connection with the review of our financial statements as of March 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
(10)	Material Contracts
10.1	Purchased Power Agreement dated February 21, 2011 between Stoneville Solar, LLC and Duke Energy Carolinas, LLC (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)
10.2	Standard Warehouse Lease dated April 1, 2011 between Stoneville Solar, LLC and Service Logistics & Warehousing, LLC (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)
10.3	Generation Agreement dated February 3, 2011 between Stoneville Solar, LLC and NC GreenPower Corporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 13, 2012)
10.4	Stock Purchase Agreement dated April 28, 2014 between our company, Jeffrey Alt, Matthew Croslis and Tadashi Ishikawa (incorporated by reference to our Current Report on Form 8-K filed on June 10, 2014)
10.5	Share Exchange Agreement among our company, Tadashi Ishikawa and Aqua Power System Japan Kabushiki Kaisha dated June 19, 2015 (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2015 as Exhibit 10.1).
10.6	License and Option Agreement among our company, Tadashi Ishikawa and Aqua Power System Japan Kabushiki Kaisha dated May 29, 2015 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2015 as Exhibit 10.3).
(21)	Subsidiaries
21.1	Stoneville Solar, LLC, a North Carolina limited liability company (wholly owned)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA POWER SYSTEMS INC.

Date: August 19, 2015	By:	/s/ Tadashi Ishikawa
Tadashi Ishikawa
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)