Form 10-Q
period 2021-12-31
AQUA POWER SYSTEMS INC.
filed 2022-02-07
CIK 1553264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended December 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File No. 000-53554

AQUA POWER SYSTEMS INC.
(Exact name of Registrant as specified in its charter)

Nevada	27-4213903
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2180 Park Avenue North, Unit 200 Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (407) 674-9444

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , par $0.0001	APSI	OTCMarkets Pink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, "accelerated filer”, “smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of February 1, 2022, we had 50,146,804 shares or our common stock issued and outstanding.

AQUA POWER SYSTEMS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AQUA POWER SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of March 31,
	2021	2021
	(Unaudited)

ASSETS
Current Assets
Cash	$139,569	$–
Total Current Assets	139,569	–

Total Assets	$139,569	$–

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses, including related party payables of $27,000 and $3,000 respectively	$27,000	$40,916
Accrued interest payable convertible notes	–	206,961
Accrued interest related party	–	154,099
Convertible note payable - related party, net	–	263,158
Convertible note, net	–	411,050
Note payable - related party	5,100	21,713
Note payable	–	7,500
Total Liabilities	32,100	1,105,397

Stockholders' Equity (Deficiency)
Preferred A Stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	–	–
Preferred B Stock $0.001 par value 1,000,000 shares authorized, 500,000 issued and outstanding at December 31, 2021 and March 31, 2021	500	500
Common stock, $0.0001 par value; 200,000,000 shares authorized, 50,146,804 and 59,066,942 issued and outstanding, at December 31, 2021 and March 31, 2021 respectively	5,014	5,906
Additional paid-in capital	207,702	6,810
Accumulated deficit	(105,747)	(1,118,613)
Total Stockholders' Equity (Deficit)	107,469	(1,105,397)

Total Liabilities and Stockholders' Equity (Deficit)	$139,569	$–

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Revenue
Revenue, net	$–	$–	$–	$–

Operating Expenses
Selling, general and administrative	16,024	–	84,421	–
Total Operating Expenses	16,024	–	84,421	–

Profit (Loss) from Operations	(16,024)	–	(84,421)	–

Other Income (Expense)
Gain on extinguishment of debt	–	–	1,121,407	–
Interest expense – related party	–	(7,241)	(9,304)	(21,644)
Interest expense – other	–	(10,361)	(14,796)	(30,980)
Total Other Income (Expense)	–	(17,602)	1,097,307	(52,624)

NET PROFIT (LOSS)	$(16,024)	$(17,602)	$1,012,866	$(52,624)

Net Profit (Loss) Per Share: Basic and Diluted	$(0.00)	$(0.00)	$0.02	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	50,146,804	59,066,942	55,886,892	59,066,942

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Nine Months Ended December 31, 2021 and 2020

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit ($)	Equity/ (Deficit) ($)
Balance March 31, 2020	–	–	–	–	59,066,942	5,906	7,310	(1,040,681)	(1,027,465)

Net loss	–	–	–	–	–	–	–	(17,410)	(17,410)
Balance June 30, 2020	–	–	–	–	59,066,942	5,906	7,310	(1,058,091)	(1,044,875)

Net loss	–	–	–	–	–	–	–	(17,612)	(17,612)
Balance September 30, 2020	–	–	–	–	59,066,942	5,906	7,310	(1,075,703)	(1,062,487)

Net loss	–	–	–	–	–	–	–	(17,602)	(17,602)
Balance December 31, 2020	–	–	–	–	59,066,942	5,906	7,310	(1,093,305)	(1,080,089)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit ($)	Equity/ (Deficit) ($)
Balance March 31, 2021	–	–	500,000	500	59,066,942	5,906	6,810	(1,118,613)	(1,105,397)

Issuance of shares for subscription agreement	–	–	–	–	100,000	10	199,990	–	200,000
Net loss	–	–	–	–	–	–	–	(60,527)	(60,527)
Balance June 30, 2021	–	–	500,000	500	59,166,942	5,916	206,800	(1,179,140)	(965,924)

Cancellation of shares	–	–	–	–	(9,020,138)	(902)	902	–	–
Net loss	–	–	–	–	–	–	–	1,089,417	1,089,417
Balance September 30, 2021	–	–	500,000	500	50,146,804	5,014	207,702	(89,723)	123,493

Net loss	–	–	–	–	–	–	–	(16,024)	(16,024)
Balance December 31, 2021	–	–	500,000	500	50,146,804	5,014	207,702	(105,747)	107,469

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended December 31,
	2021 (Unaudited)	2020 (Unaudited)
Cash Flows From Operating Activities:
Net Profit (loss)	$1,012,866	$(52,624)
Adjustments to reconcile net loss to net cash used in operations
Gain on extinguishment of debt	(1,121,407)	–
Changes in operating assets and liabilities:
Increase in accrued interest payable	24,100	52,624
Increase in accounts payable and accrued expenses	24,010	–
Net Cash Used In Operating Activities	(60,431)	–

Cash Flows From Investing Activities:
	–	–
Net Cash Used in Investing Activities	–	–

Cash Flows From Financing Activities:
Proceeds from common stock sale	200,000	–
Net Cash Provided by Financing Activities	200,000	–

Net Increase (Decrease) in Cash	139,569	–

Cash at Beginning of Period	–	–

Cash at End of Period	$139,569	$–

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:

Beneficial conversion feature	$–	$–

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS, INC

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

Aqua Power Systems, Inc. (APSI), (the "Company") was incorporated in the State of Nevada on December 9, 2010.

On December 1, 2020, the Eight Judicial District Court of Nevada entered an order appointing Small Cap Compliance, LLC as custodian of the Company, authorizing and directing it to, among other things, take any action reasonable, prudent and for the benefit of the Company, including reinstating the Company under Nevada law, appointing officers and convening a meeting of stockholders. Small Cap Compliance, LLC was not a shareholder of the Company on the date that it applied to serve as a custodian of the Company.

On December 7, 2020, Small Cap Compliance, LLC filed the Certificate of Reinstatement for the Company, thereby reinstating the Company, appointed Stephen Carnes as the sole officer and director of the Company, and amended the Company’s Certificate of Incorporation to authorize the issuance of up to one million shares of Series B Preferred Stock.

On March 3, 2021, the Eight Judicial District Court of Nevada entered an order approving Small Cap Compliance, LLC’s actions, without prejudice to the claims of interested parties as to dilution of their interest, terminated Small Cap Compliance, LLC’s custodianship of the Company, and discharged Small Cap Compliance as the custodian of the Company.

The Company is a shell company in that it has no or nominal operations with either no or nominal assets. The Company’s business purpose is to identify, research and if determined to meet the Company’s criteria, acquire an interest in business opportunities available for the Company to leverage. The Company is not restricting its business development criteria to any specific business, industry, or geographical location. The Company may in fact participate in a business venture of virtually any kind or nature so long that it is in the best interest of the Company and its shareholders in an effort to build long-term shareholder value.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated no revenues for the nine months ended December 31, 2021, had a net income of $1,012,866 for the nine months ended December 31, 2021 due to the gain on extinguishment of debt, and an accumulated deficit of ($105,747). The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

Management plans to identify adequate sources of funding to provide operating capital for continued growth.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principals of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, “Cash and Cash Equivalents”, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2021.

Financial Instruments

The Company’s balance sheet is limited to organizational startup costs due to the Acquisition was in December 2020. ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented. As of December 31, 2021, the Company does not have any Long-Lived Assets.

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). As of December 31, 2021, the Company did not have any Fixed Assets.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. The Company leases office space from an entity that is controlled by the CEO and a Director of the Company.

Stock-Based Compensation

FASB ASC 718 “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. As of December 31, 2021, the Company did not have any stock-based transactions.

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Effective August 5, 2021, the Eighth Judicial District Court of Clark County, Nevada granted a motion to bar any asserted and unasserted claims against the assets of the Company prior to the date of judgment. In connection with the judgment, management has determined it is appropriate to write-off certain accounts payable and accrued expenses due by the Company to third parties with the exception of the payables current management has authorized since its appointment.

NOTE 5 – NOTES PAYABLE

Effective August 5, 2021, the Eighth Judicial District Court of Clark County, Nevada granted a motion to bar any asserted and unasserted claims against the assets of the Company prior to the date of judgment. In connection with the judgment, management has determined it is appropriate to write-off the payables due to prior management and other parties.

Notes Payable - Related Party

On December 16, 2020, the Company issued a demand note in principal amount of $5,100 to an officer of the Company. The funds were utilized to pay legal expenses on behalf of the Company. The note has no interest obligations.

NOTE 6 – SHAREHOLDERS’ EQUITY

Common Stock

The Company has 200,000,000 authorized common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On April 22, 2021, the Company issued 100,000 shares of its Common Stock in return for an investment of $200,000 via a Subscription Agreement.

During September 2021, as a result of a court order, the Company canceled a total of 9,020,138 shares of its common stock. Specifically, 6,330,138 of these shares (or 10.7% of the total issued and outstanding shares) were held by Silverton SA as disclosed in prior filings and canceled on September 22, 2021, and 2,690,000 of these shares were held by Paramount Trading Company and canceled on September 24, 2021.

On November 5, 2021, the Company’s legal counsel filed a complaint with the courts to cancel a total of 32,942,624 shares of its common stock, representing 65.7% of the current issued and outstanding shares, that were held Mr. Tadashi Ishikawa, the former CEO of the Company. As of December 31, 2021, the court has not ruled on the settlement of this complaint.

There were 50,146,804 common shares issued and outstanding at December 31, 2021.

Preferred Stock

The Company is authorized to a total of 10,000,000 shares of preferred stock.

There are 6,000,000 shares currently designated. A designation for 5,000,000 Series A Preferred Stock with a par value of $0.001 was filed on September 9, 2015, and another designation for 1,000,000 Series B Preferred Stock with a par value of $0.001 was filed on December 7, 2020.

There are currently no Series A Preferred shares issued and outstanding.

On December 7, 2020, 500,000 Series B Preferred shares were issued to Small Cap Compliance, LLC after the Eight Judicial District Court of Nevada entered an order appointing Small Cap Compliance, LLC as custodian of the Company, authorizing and directing it to, among other things, take any action reasonable, prudent and for the benefit of the Company, including reinstating the Company under Nevada law, appointing officers and convening a meeting of stockholders. Small Cap Compliance, LLC was not a shareholder of the Company on the date that it applied to serve as a custodian of the Company. On that same day, Small Cap Compliance, LLC filed the Certificate of Reinstatement for the Company, thereby reinstating the Company, appointed Stephen Carnes as the sole officer and director of the Company, and amended the Company’s Certificate of Incorporation to authorize the issuance of up to one million shares of Series B Preferred Stock.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation the following material events have occurred that require further disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this registration statement on Form 10 (this “Registration Statement”) of Aqua Power Systems, Inc. (the “Company”, “we”, “our” or “Aqua Power Systems”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this registration statement, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results or plans to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Registration Statement. Important factors that may cause actual results to differ from projections include, for example:

•	the success or failure of management’s efforts to implement the Company’s business plan;

•	the ability of the Company to fund its operating expenses;

•	the ability of the Company to compete with other companies that have a similar business plan;

•	the effect of changing economic conditions impacting our plan of operation; and

•	the ability of the Company to meet the other risks as may be described in future filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Registration Statement to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

Corporate History

We were originally incorporated in Nevada on December 9, 2010, as NC Solar Inc. with the goal of developing solar energy collection farms on commercial and/or industrial buildings located on distressed, blighted and/or underutilized commercial land in North Carolina and other southern states of the United States. On June 6, 2014, management changed and, on August 12, 2014, we changed our name to Aqua Power Systems Inc.

Custodianship

Aqua Power Systems Inc., a Nevada Corporation. (Petition of SMALL CAP COMPLIANCE, LLC)

On October 19, 2020, Small Cap Compliance, LLC filed its motion to serve as custodian of the Company; it was not a shareholder of the Company on the aforementioned date.

On December 1, 2020, the Eight Judicial District Court of Nevada entered an order approving the appointment of Small Cap Compliance, LLC as custodian of the Company, authorizing and directing it to, among other things, take any action reasonable, prudent and for the benefit of the Company, including reinstating the Company under Nevada law, appointing officers and convening a meeting of stockholders. (Small Cap Compliance, LLC and the Company entered into a Custodian Services Agreement on December 1, 2020, which set forth the duties of Small Cap Compliance, LLC)

On December 7, 2020, Small Cap Compliance, LLC filed a Certificate of Reinstatement for the Company, thereby reinstating the Company, appointed Stephen Carnes as the sole officer and director of the Company, and amended the Company’s Certificate of Incorporation to authorize the issuance of one million shares of Series B preferred stock. The aforementioned were approved, and Stephen Carnes was elected as the sole director and the sole executive officer, at a meeting of the shareholders on January 4, 2021.

On January 1, 2021, Small Cap Compliance, LLC filed a Motion to Terminate Custodianship.

On March 3, 2021, the Eight Judicial District Court of Nevada entered an order approving Small Cap Compliance, LLC’s actions, without prejudice to the claims of interested parties as to dilution of their interest, terminated Small Cap Compliance, LLC’s custodianship of the Company, and discharged Small Cap Compliance as custodian of the Company.

Receivership

In re: AQUA POWER SYSTEMS INC., a Nevada Corporation, (Application of Stephen Carnes)

On January 28, 2021, Stephen Carnes filed an application with the Eight District Court of Nevada to be appointed as the Receiver of the Company and requested that the Court Order written proof of claim from all Claimants and Creditors of the Company as a reasonable and necessary step toward rehabilitating our insolvency.

On March 1, 2021, the Eighth Judicial District Court of Nevada ordered that Stephen Carnes be appointed “Receiver” of the Company, with the authority to rehabilitate the Company by, including but not limited to, collecting the debts and property due and belonging to the Company, to compromise and settle with the debtors and creditors of the Company, to prosecute and defend lawsuits in the name of the Company, to do all other acts as might be done by the Com, to do all other acts as may be reasonable and necessary to continue the business of the Company, and to appoint agents for the exercise of these duties.

On March 1, 2021, the Eighth Judicial District Court of Nevada ordered that all claimants and creditors of the Company had sixty (60) days, from March 1, 2021, to submit written proof of claim to the receiver.

On May 3, 2021, Claimant Graham Taylor submitted claims on behalf of himself, Heng Hong Investment, and Puriwanto Handoko.

On June 28, 2021, Receiver filed a motion to shorten time and a motion to bar asserted claims and unasserted claims.

On August 5, 2021, the Eighth Judicial District Court of Nevada ordered that all claimants and creditors of the Company are barred from participating in the distribution of assets of the Company which arose on or before August 6, 2021 (Notice of entry of the Order). No appeal was filed by the claimants within the timeframe for an appeal.

On October 4, 2021, filed a Motion to Terminate the Receivership and a hearing is set for November 8, 2021.

Blank Check Company Status

Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for so long as it is subject to those requirements.

At present, the Company is a blank check company with no revenues and the Company has no specific business plan or purpose other than to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a blank check company, any offerings of our securities would need to comply with Rule 419 under the Securities Act. The provisions of Rule 419 apply to every registration statement filed under the Securities Act by a blank check company. Rule 419 requires that the blank check company filing such registration statement to deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant is required to file a post-effective amendment to the registration statement containing the same information as found in a Form 10 registration statement upon execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. The Company has no current plans to engage in any such offerings.

Acquisition Opportunities

The Company is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, the Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.

Negotiations with any merger candidate are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon certain factors, such as the target company’s assets and liabilities, the Company’s current shareholders will most likely hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires an operating business with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then shareholders. Management does not expect to negotiate a cash payment in exchange for the outstanding shares held by non-affiliates.

In applying the foregoing criteria, none of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Acquisition Target Analysis

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, or successor management, with such outside assistance as they may deem appropriate. The Company intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to our attention through present associations of the Company’s officers and directors. In analyzing prospective business opportunities, the Company will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements are not available.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants, will set forth remedies on default, and will include miscellaneous other terms.

The Company does not intend to provide its security holders with any complete disclosure documents or audited financial statements concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction. In the event a proposed business combination involves a change in a majority of the directors of the Company, the Company will file and provide to stockholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

Stephen Carnes, the sole officer and director of the Company, has the ability, through his ownership of Series B preferred stock, to elect directors of his choosing and thus, is able to control the direction of the Company. Accordingly, Stephen Carnes will have substantial flexibility in identifying and selecting a prospective new business opportunity. In reviewing business opportunities, management will also consider such factors as:

•	potential for growth, indicated by new technology, anticipated market expansion or new products;
•	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	strength and diversity of management, either in place or scheduled for recruitment;
•	capital requirements and anticipated availability of required funds, to be provided by the registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and
•	the extent to which the business opportunity can be advanced considering the availability of both human and economic capital.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that the Company may deem relevant.

In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the relative inexperience of our management with respect to such activities. We believe there are many companies and professionals with significantly more experience than our management that also are seeking business combination targets.

Due Diligence on Potential Acquisition Targets

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. At this time, the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company, whether current stockholders of the Company will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination can be estimated once a business combination target has been identified. Any costs incurred with respect to the evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Marketing Strategy

The Company intends to promote itself privately. The Company anticipates that the selection of a business opportunity in which to participate will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders, and other factors.

There are different situations for private companies which may make a reverse merger more attractive to an operating private company than filing its own registration statement on Form 10. It takes significant time and effort just to be able to learn to file the necessary documents through the EDGAR database, especially if the operating company has not invested in filing software to streamline the process, which is expensive. We believe that small companies are usually in a hurry to raise capital and some investors require that the private companies they invest in are or become Securities and Exchange Commission (“SEC”) reporting. This is because some investors desire to have an exit strategy and a reverse merger with a Form 10 shell company is perceived to be one step closer to liquidity. It should be noted that if a public shell company consummates a reverse merger with a private operating company, the Company will be required to file a Current Report on Form 8-K within four days of the transaction and that the Form 8-K will need to include audited financial statements of the private operating company and pro forma financial statements giving effect to the business combination.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. As of the nine months ended December 31, 2021, the Company had a cash balance of $139,569. Management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time of completing such initial registration. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Current Reports on Form 8-K, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. The Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Effect of an Acquisition on the Company’s Current and Future Shareholders

Although there is no guarantee that a merger with a private, operating business would result in any benefit to our current or future shareholders, the Company believes there exists a potential benefit to the shareholders from the consummation of such a merger or acquisition. For example, our common stock may become more attractive to the financial community, resulting in an increased share price and/or greater liquidity. Moreover, if all of the preconditions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), are met, including the introduction of an operating business, current restricted shareholders may be able to utilize Rule 144 for the sale of their shares. Currently, Rule 144 is not available as further described below in Risk Factors. There is no guarantee that any of these possible benefits will come to fruition.

Other perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company’s shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer its interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities.

It is anticipated that any securities issued in any reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

Government Regulations

The Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”) and therefore to avoid application of the costly and restrictive registration and other provisions of the 1940 Act and the regulations promulgated thereunder.

As a public company, we will be subject to the reporting requirements of the Exchange Act, which include the preparation and filing of current, quarterly and annual reports on Forms 8-K, 10-Q and 10-K, respectively. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

Plan for the Remainder of the Year

The Company’s plan for the remainder of the fiscal year is to identify merger and acquisition candidates, complete one of the aforementioned business combinations, and comply with the reporting requirements of the Exchange Act

Current Status of Operations

The Company has not expended funds on and has no plans to expend funds or time on product research or development.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. We cannot project the amount of time that our management will actually devote to our plan of operations.

Competition

The Company will remain an insignificant participant among the firms which engage in acquisition opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company’s combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company’s competitors which are also in the business of seeking opportunities to engage in a merger or acquisition with other companies.

Smaller Reporting Company Status

We qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $250 million or it has less than $100 million in annual revenues and no public float or public float of less than $700 million. To the extent that we remain a smaller reporting company, we will have reduced disclosure requirements for our public filings, including: (1) less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and (2) the requirement to provide only two years of audited financial statements, instead of three years. In addition, until such time as the public float of our common stock exceeds $75 million, we will be a non-accelerated filer and will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act.

Employees

The Company currently has no employees. The business of the Company will be managed by its officers and directors and such officers or directors which may join the Company in the future, and who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time.

Results of Operations for the three months ended December 31, 2021 and 2020

For the three months ended December 31, 2021 and 2020, we have neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until we are able to execute our business plan and secure the rights to offer products to the market.

For the three months ended December 31, 2021, we incurred total operating expenses of $16,024 which included professional fees of $10,024 and rent of $6,000. As a result we had a net loss of $16,024 for the three months ended December 31, 2021.

For the three months ended December 31, 2020, we incurred no operating expenses. We had interest expense of $17,602 resulting in net loss of $17,602 for the three months ended December 31, 2020.

Results of Operations for the nine months ended December 31, 2021 and 2020

For the nine months ended December 31, 2021 and 2020, we have neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until we are able to execute our business plan and secure the rights to offer products to the market.

For the nine months ended December 31, 2021, we wrote-off the majority of the Company’s debt, authorized via a court order disallowing any asserted and unasserted claims, resulting in a gain on the extinguishment of debt of $1,121,407, and we incurred total operating expenses of $84,421 which included professional fees of $66,421 and rent of $18,000. We had interest expense of $24,100. As a result we had a net profit of $1,012,866 for the nine months ended December 31, 2021.

For the nine months ended December 31, 2020, we incurred no operating expenses. We had interest expense of $52,624 resulting in net loss of $52,624 for the nine months ended December 31, 2020.

Liquidity and Capital Resources

Operating Activities

For the nine months ended December 31, 2021, we had net income of $1,012,866. For the nine months ended December 31, 2021, we had a gain on the extinguishment of debt of $1,121,407, an increase in accrued interest payable of $24,100 and an increase in accounts payable $24,010. As a result, we had net cash used in operating activities of $60,431 for the nine months ended December 31, 2021.

For the nine months ended December 31, 2020, we had a net loss of $52,624. For the nine months ended December 31, 2020, we had an increase in accrued interest payable of $52,624. As a result, we had net cash used in operating activities of $0 for the nine months ended December 31, 2020.

Investing Activities

For the nine months ended December 31, 2021 and 2020, we did not pursue any investing activities.

Financing Activities

For the nine months ended December 31, 2021, we had proceeds from the sale of our common stock for cash of $200,000. As a result, we had net cash provided by financing activities of $200,000 for the nine months ended December 31, 2021.

For the nine months ended December 31, 2020, we did not pursue any financing activities.

Plan of Operation

Over the next twelve months, we expect to incur costs and expenses related to:

•	maintaining our corporate existence, such as annual fees due to the State of Nevada;
•	filing periodic reports under the Exchange Act, including filing, accounting and legal fees;
•	investigating and analyzing targets and possibly consummating a business transaction.

We expect to incur costs associated with filing reports under the Exchange Act over the next twelve months of approximately $10,000 to $25,000. Costs associated with investigating and analyzing targets and possibly consummating a business transaction are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business transaction with a profitable target business, if ever. We estimate that these costs will be in the range of to $24,000 to $34,000 per year, and that we will be able to meet these costs as necessary, with funds from the aforementioned private placement.

Once we use all of the funds from our private placement, we will require additional capital to pay operating expenses.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and outside legal and accounting resources of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC as a result of limited resources, and a lack of segregation of duties.

During our most recent quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 5, 2021, the Company’s legal counsel filed a complaint with the courts to cancel a total of 32,942,624 shares of its common stock, representing 65.7% of the current issued and outstanding shares, that were held Mr. Tadashi Ishikawa, the former CEO of the Company. As of December 31, 2021, the court has not ruled on the settlement of this complaint.

Recent proceedings are listed below.

Custodianship

This legal action is discussed in Item 1 under the title Custodian.

AQUA POWER SYSTEMS INC. v. SILVERTON SA, INC.

On May 4, 2021, the Company filed a lawsuit for declaratory relief, seeking an order declaring void 6,330,138 shares of common stock of the Company held by Silverton SA, Inc., which was administratively dissolved July 9, 2018, in book entry with the Company’s transfer agent, which were not acquired by any consideration.

On August 23, 2021, the Company moved for an entry of default for Silverton SA, Inc.’s failure to appear or serve any papers as required by law. On September 15, 2021, the Company filed a Motion for Entry of Default Final Judgement for failure to appear, file any responsive pleading or paper in this action, or otherwise assert any defense to this action as required by law.

On September 22, 2021, the Court ruled that the Motion for Entry of Default Final Judgement was granted and the Court declared the 6,330,138 shares of common stock in the Company issued to [Silverton SA, Inc.] on or about October 7, 2015, held in Book Entry, void and cancelled.

AQUA POWER SYSTEMS INC. v. PARAMOUNT TRADING COMPANY INC.

On May 4, 2021, the Company filed a lawsuit for declaratory relief, seeking an order declaring void 2,690,000 shares of common stock of the Company held by Paramount Trading Company (“PTC”), a defunct company, in book entry with the Company’s transfer agent, which were not acquired by any consideration.

On August 23, 2021, the Company moved for an entry of default for failure to appear or serve any papers as required by law. On September 15, 2021, the Company filed a Motion for Entry of Default Final Judgement for failure to appear, file any responsive pleading or paper in this action, or otherwise assert any defense to this action as required by law.

On September 24, 2021, the Court ruled that the Motion for Entry of Default Final Judgement was granted and the Court declared the 2,690,000 shares of common stock in APSI issued to PTC, over two transactions, on or about October 1, 2015 and on or about July 14, 2017, held in Book Entry, void and cancelled.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies”.

Please refer the Form 10 registration statement filed on October 28, 2021 for a comprehensive disclosure regarding initial risk factors identified by the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 22, 2021, the Company issued 100,000 shares of its Common Stock in return for an investment of $200,000 via a Subscription Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are incorporated by reference:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation filed December 9, 2010
3.1.1	Certificate of Amendment to the Articles of Incorporation filed August 5, 2014
3.1.2	Certificate of Amendment by Custodian dated December 7, 2020
3.2	Certificate of Designation filed September 9, 2015
3.2.1	Certificate of Amendment to Designation filed December 7, 2020
3.3	Bylaws of the Registrant dated December 9, 2010
10.1	Custodian Services Agreement dated December 1, 2020
99.1	Custodial Order filed December 1, 2020
99.2	Certificate of Reinstatement/Revival dated December 7, 2020
99.3	Order to Discharging Custodian filed March 4, 2021

The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Aqua Power Systems, Inc.

Date: February 7, 2022	By: /s/ Stephen Carnes Name: Stephen Carnes Title: Chief Executive Officer

