Form 10-K
period 2022-03-31
AQUA POWER SYSTEMS INC.
filed 2022-06-29
CIK 1553264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2022.

OR

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                      to                      .

Commission File Number: 000-53554

AQUA POWER SYSTEMS INC.

(Name of registrant as specified in in its charter)

Nevada	27-4213903
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2180 Park Avenue North, Unit 200

Winter Park, FL, 32789

(Address of principal executive offices)

(407) 674-9444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.0001 par value

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 29, 2022, we had 50,146,804 shares of our common stock issued and outstanding.

AQUA POWER SYSTEMS INC.

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this registration statement on Form 10 (this “Registration Statement”) of Aqua Power Systems, Inc. (the “Company”, “we”, “our” or “Aqua Power Systems”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this registration statement, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results or plans to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Registration Statement. Important factors that may cause actual results to differ from projections include, for example:

·	the success or failure of management’s efforts to implement the Company’s business plan;

·	the ability of the Company to fund its operating expenses;

·	the ability of the Company to compete with other companies that have a similar business plan;

·	the effect of changing economic conditions impacting our plan of operation; and

·	the ability of the Company to meet the other risks as may be described in future filings with the Securities and Exchange Commission.

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

Item 1. Business

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

On December 1, 2020, the Eight Judicial District Court of Nevada entered an order approving the appointment of Small Cap Compliance, LLC as custodian of the Company, authorizing and directing it to, among other things, take any action reasonable, prudent and for the benefit of the Company, including reinstating the Company under Nevada law, appointing officers and convening a meeting of stockholders. (Small Cap Compliance, LLC and the Company entered into a Custodian Services Agreement on December 1, 2020, which set forth the duties of Small Cap Compliance, LLC)

On December 7, 2020, Small Cap Compliance, LLC filed a Certificate of Reinstatement for the Company, thereby reinstating the Company, appointed Stephen Carnes as the sole officer and director of the Company and amended the Company’s Certificate of Incorporation to authorize the issuance of one million shares of Series B preferred stock. The aforementioned were approved, and Stephen Carnes was elected as the sole director and the sole executive officer, at a meeting of the shareholders on January 4, 2021.

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

At present, the Company is a blank check company with no revenues while the Company has plans to pursue new business opportunities or to engage in merger or acquisition opportunities. As a blank check company, any offerings of our securities would need to comply with Rule 419 under the Securities Act. The provisions of Rule 419 apply to every registration statement filed under the Securities Act by a blank check company. Rule 419 requires that the blank check company filing such registration statement to deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant is required to file a post-effective amendment to the registration statement containing the same information as found in a Form 10 registration statement upon execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. The Company has no current plans to engage in any such offerings.

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

On February 14, 2022, the Company acquired a digital asset commonly referred to as “land” within the Sandbox metaverse. The Sandbox is a decentralized, community-driven gaming ecosystem where creators can share and monetize voxel assets and gaming experiences on the Ethereum blockchain. The Company acquired the land purchase in a non-related, third-party transaction and is included in the records of the Company as an intangible asset. The purchase price was 7.9 Ether (ETH). The digital asset (“land”) is an ERC-721 token on the Ethereum network commonly referred to as Sandbox LANDs. The official website of the gaming platform is located at www.sandbox.game. The Company continues to monitor the market, and as this market sector evolves, this acquisition along with other metaverse-based and the surrounding operations associated with these transactions will contribute to a departure from shell status.

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

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. As of the three months ended June 30, 2021, the Company had a cash balance of $165,196. Management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time of completing such initial registration. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Current Reports on Form 8-K, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. The Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently do not own any real properties.

We maintain our principal executive office at 2180 North Park Ave, Suite 200, Winter Park, FL 32789, which is leased to us by Obduro, LLC. Obduro, LLC is owned by our CEO, Stephen Carnes. The monthly rent for this office space is $2,000.00 per month. The space is a shared office space, which at the current time is suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

The only pending legal action is discussed in Item 1. under the title Receivership. The aforementioned will not have a negative material effect on our business. Instead, we believe the company to be more valuable, as a result of the order barring the related claims.

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

AQUA POWER SYSTEMS INC. v. TADASHI ISHIKAWA

On November 4, 2021, the Company filed a lawsuit for declaratory relief, seeking an order declaring void 32,942,624 shares of its common stock, representing 65.7% of the current issued and outstanding shares, that were held Mr. Tadashi Ishikawa, the former CEO of the Company. As of December 31, 2021, the court had not ruled on the settlement of this complaint. (See Note regarding Subsequent Events.)

On May 19, 2022, the Court ruled that the Motion for Entry of Default Final Judgement was granted and the Court declared the 32,942,624 shares of common stock in APSI issued to Tadashi Ishikawa, held in Book Entry, void and cancelled.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

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

On November 4, 2021, the Company filed a lawsuit for declaratory relief, seeking an order declaring void 32,942,624 shares of its common stock, representing 65.7% of the current issued and outstanding shares, that were held Mr. Tadashi Ishikawa, the former CEO of the Company. As of December 31, 2021, the court had not ruled on the settlement of this complaint. (See Note regarding Subsequent Events.)

There were 50,146,804 common shares issued and outstanding at March 31, 2022.

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

Unregistered Sales of Equity Securities

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable because the Company is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Results of Operations for the years ended March 31, 2022 and 2021

For the year ended March 31, 2022, we incurred total operating expenses of $99,222 which included professional fees of $75,222 and rent of $24,000. We had a gain on the extinguishment of debt of $678,233 and interest expense of $24,100 resulting in net income $554,911 for the year ended March 31, 2022.

For the year ended March 31, 2021, we incurred total operating expenses of $8,090 which included professional fees of $5,090 and rent of $3,000. We had interest expense of $69,842 resulting in a net loss of $77,932 for the year ended March 31, 2021.

Liquidity

Operating Activities

For the year ended March 31, 2022, we had income of $554,911. For the year ended March 31, 2022, we had a gain on the extinguishment of debt of $678,233, an increase in accrued interest payable of $24,100 and an increase in accounts payable and promissory notes of $30,000. As a result, we had net cash used in operating activities of $(69,222) for the year ended March 31, 2022.

For the year ended March 31, 2021, we had a net loss of $77,932. For the year ended March 31, 2021, we had an increase in accrued interest payable of $69,842 and an increase in accounts payable and promissory notes of $2,990. As a result, we had net cash used in operating activities of $(5,100) for the year ended March 31, 2021.

Investing Activities

For the year ended March 31, 2022, we did not pursue any investing activities.

For the year ended March 31, 2021, we did not pursue any investing activities.

Financing Activities

For the year ended March 31, 2022, we had proceeds from the sale of our common stock for cash of $200,000. As a result, we had net cash provided by financing activities of $200,000 for the year ended March 31, 2022.

For the year ended March 31, 2021, we had proceeds from a note payable – related party of $5,100. As a result, we had net cash provided by financing activities of $5,100 for the year ended March 31, 2021.

Plan of Operation

Over the next twelve months, we expect to incur costs and expenses related to:

–	maintaining our corporate existence, such as annual fees due to the State of Nevada;
–	filing periodic reports under the Exchange Act, including filing, accounting and legal fees;
–	investigating and analyzing targets and possibly consummating a business transaction.

We expect to incur costs associated with filing reports under the Exchange Act over the next twelve months of approximately $25,000 to $45,000. Costs associated with investigating and analyzing targets and possibly consummating a business transaction are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business transaction with a profitable target business, if ever. We estimate that these costs will be in the range of to $30,000 to $55,000 per year, and that we will be able to meet these costs as necessary, with funds from the aforementioned private placement.

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2022 and 2021.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Use of Estimate

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are based on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. We re-evaluate estimates on an ongoing basis; therefore, actual results may vary from those estimates.

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rates charged for these borrowings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because the Company is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AQUA POWER SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aqua Power Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aqua Power Systems, Inc. (the Company) as of March 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, has generated net losses since its inception and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Hudgens CPA, PLLC
www.hudgenscpas.com
We have served as the Company’s auditor since 2021.
Houston, Texas
June 29, 2022

AQUA POWER SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31,

	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$130,778	$–
Digital currency	1,726	–
Total Current Assets	132,504	–

Other Assets
Intangible asset	$23,229	$–
Total Other Assets	23,229	–

Total Assets	$155,733	$–

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable and accrued expenses - related party	$32,990	$40,916
Accrued interest payable on convertible notes	–	206,961
Accrued Interest - Related Party	–	154,099
Convertible note payable - related party, net	–	263,158
Convertible note, net	–	411,050
Notes payable - related party	30,055	21,713
Notes payable	–	7,500
Total Liabilities	63,045	1,105,397

Shareholders' Equity (Deficiency)
Undesignated Preferred Stock, $0.001 par value, 4,000,000 shares authorized, none issued and outstanding at March 31, 2022 and 2021, respectively	–	–
Preferred A Stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding at March 31, 2022 and 2021, respectively	–	–
Preferred B Stock $0.001 par value 1,000,000 shares authorized, 500,000 and 0 issued and outstanding at March 31, 2021 and 2020 respectively	500	500
Common stock, $0.0001 par value; 200,000,000 shares authorized, 50,146,804 and 59,066,942 issued and outstanding, at March 31, 2022 and March 31, 2021 respectively	5,014	5,906
Additional paid-in capital	650,876	6,810
Accumulated deficit	(563,702)	(1,118,613)
Total Shareholders' Equity (Deficit)	92,688	(1,105,397)

Total Liabilities and Shareholders' Equity (Deficit)	$155,733	$–

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2022	2021

Revenue	$–	$–

Operating Expenses
Professional fees	75,222	5,090
Rent	24,000	3,000
Total Operating Expenses	99,222	8,090

Loss from Operations	(99,222)	(8,090)

Other Income (Expense)
Gain on extinguishment of debt	678,233	–
Interest expense – related party	(9,304)	(28,727)
Interest expense – other	(14,796)	(41,115)
Total Other Income (Expense)	654,133	(69,842)

NET INCOME (LOSS)	$554,911	$(77,932)

Net Income (Loss) Per Share – Basic	$0.01	$(0.00)
Net Income (Loss) Per Share – Diluted	$0.00	$(0.00)

Weighted average number of shares outstanding during the year – Basic	54,467,639	59,066,942
Weighted average number of shares outstanding during the year – Diluted	554,467,639	59,066,942

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

For the years ended March 31, 2022 and 2021

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit ($)	Equity/ (Deficit) ($)
Balance March 31 2020	–	–	–	–	59,066,942	5,906	7,310	(1,040,681)	(1,027,465)

Issuance of shares for custodianship	–	–	500,000	500	–	–	(500)	–	–
Net loss	–	–	–	–	–	–	–	(77,932)	(77,932)
Balance March 31, 2021	–	–	500,000	500	59,066,942	5,906	6,810	(1,118,613)	(1,105,397)

Issuance of shares for subscription agreement	–	–	–	–	100,000	10	199,990	–	200,000
Cancellation of shares	–	–	–	–	(9,020,138)	(902)	902	–	–
Gain on extinguishment of debt – related parties	–	–	–	–	–	–	443,174	–	443,174
Net income	–	–	–	–	–	–	–	554,911	554,911
Balance March 31, 2022	–	–	500,000	500	50,146,804	5,014	650,876	(563,702)	92,688

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net Loss	$554,911	$(77,932)
Adjustments to reconcile net loss to net cash used in operations
Gain on extinguishment of debt	(678,233)
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses – related party	30,000	69,842
Increase (decrease) in accrued interest	14,796
Increase (decrease) in accrued interest – related party	9,304	2,990
Net Cash Used In Operating Activities	(69,222)	(5,100)

Cash Flows From Investing Activities:
Net Cash Used in Investing Activities	–	–

Cash Flows From Financing Activities:
Proceeds from common stock sale	200,000	–
Proceeds from note payable - related party	–	5,100
Net Cash Provided by Financing Activities	200,000	5,100

Net Increase (Decrease) in Cash	130,778	–

Cash at Beginning of Period	–	–

Cash at End of Period	$130,778	$–

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing activities:

Gain on extinguishment of debt – related party	$443,174	$–
Cancellation of shares	$902	$–
Notes payable issued for purchase of digital asset – related party	$24,995	$–

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

NOTE 1 – ORGANIZATION AND BUSINESS

Aqua Power Systems, Inc. (APSI), (the "Company") was incorporated in the State of Nevada on December 9, 2010.  The last reporting date on the Company’s activity was for the quarter ended June 30, 2015.

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

On December 7, 2020, Small Cap Compliance, LLC filed the Certificate of Reinstatement for the Company, thereby reinstating the Company, appointed Stephen Carnes as the sole officer and director of the Company and amended the Company’s Certificate of Incorporation to authorize the issuance of up to one million shares of Series B Preferred Stock.

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

 NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated no revenues for the year ending March 31, 2022. The Company reported net income of $554,911 due solely to the gain on extinguishment of debt, has an accumulated deficit of ($563,702) and used cash for operations of $69,222. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon, among other things, the Company’s ability to execute its plans by acquiring assets and begin generating revenue. The Company currently relies on its ability to obtain financing through the sale of securities and funding from related parties. No assurance can be given that the Company will be successful in these efforts in the future.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, “Cash and Cash Equivalents”, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and 2021, respectively.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2022.

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

Level 1 –	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 –	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 –	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented. As of March 31, 2022, the Company does not have any Long-Lived Assets and we did not recognize any impairment losses for any periods presented.

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). As of March 31, 2022, the Company did not have any Fixed Assets.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. As of March 31, 2022, the company did not have any stock-based transactions.

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of March 31, 2022 and 2021 there were 500,000,000 shares issuable upon conversion of preferred shares.

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

NOTE 4 – LEGAL PROCEEDINGS

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

Court order barring asserted & unasserted claims

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

Aqua Power Systems Inc. v. Tadashi Ishikawa

On November 4, 2021, the Company filed a lawsuit for declaratory relief, seeking an order declaring void 32,942,624 shares of its common stock, representing 65.7% of the current issued and outstanding shares, that were held Mr. Tadashi Ishikawa, the former CEO of the Company. As disclosed in the Subsequent Events Note, on May 19, 2022, the Court ruled that the Motion for Entry of Default Final Judgement was granted and the Court declared the 32,942,624 shares of common stock in APSI issued to Tadashi Ishikawa, held in Book Entry, void and cancelled.

NOTE 5 – NOTES PAYABLE

On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $55,000 to an investor. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on March 31, 2016. Subsequent to March 31, 2015, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $1,914 and $5,500 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a gain on extinguishment of debt on the income statement.

On April 20, 2015, the Company issued an unsecured promissory note in the amount of $7,500 to an investor. Pursuant to the terms of the note, the note is bearing 10% interest and is due on demand. Interest expense incurred during the years ended March 31, 2022 and 2021 was $261 and $750 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a gain on extinguishment of debt on the income statement,

On April 28, 2015, the Company issued a convertible promissory note in the principal amount of $6,000 to an investor. Pursuant to the terms of the note, the note is bearing 10% interest and is due on April 26, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $209 and $600 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a gain on extinguishment of debt on the income statement,

On April 30, 2015, the Company issued a convertible promissory note in the principal amount of $18,000 to an investor. Pursuant to the terms of the note, the note is bearing 10% interest and is due on April 30, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $626 and $1,800 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a gain on extinguishment of debt on the income statement,

On May 7, 2015, the Company issued a convertible promissory note in the principal amount of $74,000 to an investor. Pursuant to the terms of the note, the note is bearing 10% interest and is due on May 7, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $2,575 and $7,400 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a gain on extinguishment of debt on the income statement,

On May 18, 2015, the Company issued a convertible promissory note in the principal amount of $105,000 to an investor. Pursuant to the terms of the note, the note is bearing 10% interest and is due on May 18, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $3,653 and $10,500 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a gain on extinguishment of debt on the income statement,

On May 22, 2015, the Company issued a convertible promissory note in the principal amount of $40,000 to an investor. Pursuant to the terms of the note, the note is bearing 10% interest and is due on May 22, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $1,392 and $4,000 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a gain on extinguishment of debt on the income statement,

On May 27, 2015, the Company issued a convertible promissory note in the principal amount of $61,000 to an investor. Pursuant to the terms of the note, the note is bearing 10% interest and is due on May 27, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $2,122 and $6,100 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a gain on extinguishment of debt on the income statement,

On June 8, 2015, the Company issued a convertible promissory note in the principal amount of $50,000 to an investor. Pursuant to the terms of the note, the note is bearing 10% interest and is due on June 8, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $1,740 and $5,000 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a gain on extinguishment of debt on the income statement,

NOTE 6 – RELATED PARTY TRANSACTIONS

On June 6, 2014, the Company issued an unsecured promissory note in the amount of $3,500 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014, or within 10 business days upon the closing of any definitive agreement. The Company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever the Company is able to make such payment. Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and was due on June 6, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $121 and $350 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a contribution of capital in equity due to the prior related party nature of the note.

On July 4, 2014, the Company issued an unsecured promissory note in the amount of $2,500 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014, or within 10 business days upon the closing of any definitive agreement. The Company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever the Company is able to make such payment. Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and was due on July 4, 2015, and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $87 and $250 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a contribution of capital in equity due to the prior related party nature of the note.

On August 1, 2014, the Company issued an unsecured promissory note in the amount of $3,000 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014, or within 10 business days upon the closing of any definitive agreement. The Company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever the Company is able to make such payment. Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and is due on August 1, 2015, and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $104 and $300 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a contribution of capital in equity due to the prior related party nature of the note.

On August 11, 2014, the Company issued an unsecured promissory note in the amount of $14,000 to a related party. Pursuant to the terms of the note, the note was non-interest bearing and was due on the earlier of December 31, 2014, or within 10 business days upon the closing of any definitive agreement. The Company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever the Company is able to make such payment. Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and is due on August 11, 2015, and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $487 and $1,400 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a contribution of capital in equity due to the prior related party nature of the note.

On May 1, 2015, the Company memorialized an unsecured promissory note in the amount of $7,500 to a related party for the payment of expenses during the year ended March 31, 2015. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due by May 1, 2016. Interest expense incurred during the years ended March 31, 2022 and 2021 was $261 and $750 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a contribution of capital in equity due to the prior related party nature of the note.

On November 10, 2014, the Company issued an unsecured promissory note in the amount of $9,113 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest, and is due on November 10, 2015. Interest expense incurred during the years ended March 31, 2022 and 2021 was $317 and $911 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a contribution of capital in equity due to the prior related party nature of the note.

On December 22, 2014, the Company issued an unsecured promissory note in the amount of $2,050, respectively, to a related party. Pursuant to the terms of the note, the note was bearing 10% interest, and was due on the earlier of December 31, 2014, or within 10 business days upon the closing of any definitive agreement. The Company is currently in default of this note at March 31, 2015, and expects to make the necessary payments whenever the Company is able to make such payment. Subsequent to March 31, 2015, the Company amended the original note in exchange for a promissory bearing interest rate of 10% and is due on December 22, 2015 and may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $71 and $205 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a contribution of capital in equity due to the prior related party nature of the note.

On January 19, 2015, the Company issued a convertible promissory note in the principal amount of $550 to a related party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on January 19, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $19 and $55 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a contribution of capital in equity due to the prior related party nature of the note.

On February 12, 2015, the Company issued a convertible promissory note in the principal amount of $11,634 to a related party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on February 12, 2016. Subsequent to March 31, 2015, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $405 and $1,163 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a contribution of capital in equity due to the prior related party nature of the note.

On February 25, 2015, the Company issued a convertible promissory note in the principal amount of $117,000 to a related party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on February 25, 2016. Subsequent to March 31, 2015, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $4,071 and $11,700 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a contribution of capital in equity due to the prior related party nature of the note.

On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $20,000 to a related party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on March 31, 2016. Subsequent to March 31, 2015, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $696 and $2,000 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a contribution of capital in equity due to the prior related party nature of the note.

On March 31, 2015, the Company issued a convertible promissory note in the principal amount of $75,000 to a related party. Pursuant to the terms of the note, the note is bearing interest rate of 10% and is due on March 31, 2016. Subsequent to March 31, 2015, this convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $2,610 and $7,500 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a contribution of capital in equity due to the prior related party nature of the note.

On May 4, 2015, the Company issued a convertible promissory note in the principal amount of $12,100 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on May 4, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $421 and $1,210 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a contribution of capital in equity due to the prior related party nature of the note.

On April 16, 2015, the Company issued a convertible promissory note in the principal amount of $1,824 to a related party. Pursuant to the terms of the note, the note is bearing 10% interest and is due on April 16, 2016. This convertible note may be converted into shares of the Company’s common stock at a conversion price of $0.20. For convertible debt, the convertible feature indicated a rate of conversion that was below market value at the time of issuance. As a result, the Company recorded a BCF and related debt discount. The debt discount was fully amortized prior to March 31, 2019 and therefore, no amortization expense was recognized during fiscal years ended March 31, 2022 and 2021. Interest expense incurred during the years ended March 31, 2022 and 2021 was $63 and $182 respectively. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to this note has been recorded as a contribution of capital in equity due to the prior related party nature of the note.

On December 16, 2020, the Company issued an unsecured promissory note in principal amount of $5,100 to an officer of the Company. The note is non-interest bearing and due on demand.

On February 14, 2022, an officer of the Company transferred 8.5 Ethereum cryptocurrency (ETH) from a personal digital wallet to the Company’s digital wallet. The ETH transferred was valued at $24,955 on the date of the transaction and recorded as a note payable. The note is unsecured, non-interest bearing note and due on demand.

NOTE 7 – INTANGIBLE ASSETS

On February 14, 2022, the Company acquired a digital asset commonly referred to as “land” within the Sandbox metaverse. The Sandbox is a decentralized, community-driven gaming ecosystem where creators can share and monetize voxel assets and gaming experiences on the Ethereum blockchain. The purchase price was 7.9 Ether (ETH). The digital asset (“land”) is an ERC-721 token on the Ethereum network commonly referred to as Sandbox Lands. The asset was valued based on the market rate of ETH on the date of transaction for a value of $23,229. Management evaluated the asset for impairment and determined that no impairment was necessary.

NOTE 8 – SHAREHOLDERS’ EQUITY

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

On December 7, 2020, 500,000 Series B Preferred shares were issued to Small Cap Compliance, LLC after the Eight Judicial District Court of Nevada entered an order appointing Small Cap Compliance, LLC as custodian of the Company, authorizing and directing it to, among other things, take any action reasonable, prudent and for the benefit of the Company, including reinstating the Company under Nevada law, appointing officers and convening a meeting of stockholders. Small Cap Compliance, LLC was not a shareholder of the Company on the date that it applied to serve as a custodian of the Company. On that same day, Small Cap Compliance, LLC filed the Certificate of Reinstatement for the Company, thereby reinstating the Company, appointed Stephen Carnes as the sole officer and director of the Company and amended the Company’s Certificate of Incorporation to authorize the issuance of up to one million shares of Series B Preferred Stock.

Preferred Class A Stock

Each share of Preferred Class A Stock is entitled to one hundred (100) votes per share on all matters. Except as provided by law, the holders of shares of Preferred Class A Stock vote together with the holders of shares of Common Stock as a single class.

In addition, so long as any shares of Preferred Class A Stock remains outstanding, in addition to any other vote or consent of stockholders required by our certificate of incorporation, the company will not, without first obtaining the approval (by written consent, as provided by law or otherwise) of the holders of a majority of the then outstanding shares of Series A Preferred Stock, voting together as a class: (i) Increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series A Preferred Stock; (ii) Effect an exchange reclassification, or cancellation of all or a part of the Series A Preferred Stock, but excluding a stock split or reverse stock split of the Company’s Common Stock or Preferred Stock; (iii) Effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A Preferred Stock; or (iv) Alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation. For clarification, issuances of additional authorized shares of Series A Preferred under the terms herein shall not require the authorization or approval of the existing shareholders of Preferred Stock.

The Company is not required to pay dividends at any specific rate on the Series A Preferred Stock.

In the event of any liquidation, dissolution, or winding up of the Company, either voluntarily or involuntarily, the holders of Class A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of the junior stock by reason of their ownership of such stock, but not prior to any holders of the Company’s senior securities, which holders shall have priority to the distribution of any assets of the Company, an amount per share for each share of Class A Preferred Stock held by them equal to the sum of the liquidation preference specified for each share of preferred stock. If upon the liquidation, dissolution or winding up of the Company, the assets of the Company legally available for distribution to the holders of the Class A Preferred Stock are insufficient to permit the payment to such holders of the full amounts of their liquidation preference, subsequent to the payment to the senior securities then the entire remaining assets of the Company following the payment to the senior securities legally available for distribution shall be distributed with equal priority and pro rata among holders of the Class A Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive pursuant to their liquidation preference. The liquidation preference of Class A Preferred Stock shall be equal to the original issue price per share of Class A Preferred Stock, as adjusted for any recapitalizations.

Holders of Class A Preferred Stock shall have the right, exercisable at any time and from time to time (unless otherwise prohibited by law, rule or regulation), to convert any or all of their shares of the Class A Preferred Shares into Common Stock at the conversion ratio of (1) one Preferred A share to (100) one hundred common shares.

Holders of Preferred Class A Stock have no preemptive or subscription rights and there are no redemption or sinking fund provisions applicable to our Preferred Class A Stock.

Preferred Class B Stock

Each share of Preferred Class B Stock is entitled to one thousand (1,000) votes per share on all matters. Except as provided by law, the holders of shares of Preferred Class B Stock vote together with the holders of shares of Common Stock as a single class.

The Preferred Class B Stock is not entitled to receive any dividends in any amount during which such shares are outstanding.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, after setting apart or paying in full the preferential amounts due to holders of senior capital stock, if any, the holders of Preferred Class B Stock and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of junior capital stock, including Common Stock, an amount equal to $0.001 per share [the "Liquidation Preference"]. If upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the holders of the Preferred Class B Stock and parity capital stock, if any, shall be insufficient to permit in full the payment of the Liquidation Preference, then all such assets of the Company shall be distributed ratably among the holders of the Preferred Class B Stock and parity capital stock, if any. Neither the consolidation or merger of the Company nor the sale, lease or transfer by the Company of all or a part of its assets shall be deemed a liquidation, dissolution or winding up of the Company.

Each share of Preferred Class B Stock shall be convertible, at the option of the Holder, into 1,000 (One Thousand) fully paid and non-assessable shares of the Corporation's Common Stock. The aforementioned 1 to 1,000 ratio will be adjusted by stock splits, dividends, and distributions, and that adjustment will apply to reclassifications, consolidations, and mergers.

Holders of Preferred Class B Stock have no preemptive or subscription rights and there are no redemption or sinking fund provisions applicable to our Preferred Class B Stock.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A full valuation allowance is established against the remaining net deferred tax assets as of March 31, 2022 and 2021 based on estimates of recoverability.  The Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.  The Company's deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

The components of deferred tax assets consist of:

	March 31,
	2022	2021
Net operating loss	$162,908	$717,819
Valuation allowance	(162,908)	(717,819)
Deferred tax assets, net of allowance	$–	$–

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	March 31, 2022		March 31, 2021
US Federal statutory rate	(21%	)	(21%	)
State income tax, net of federal benefit	(6%	)	(6%	)
Change in valuation allowance	27%		27%
Income tax benefit	-%		-%

The Company has recorded as of March 31, 2022 and 2021 a valuation allowance of $162,908 and $717,819, respectively, as management believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company's lack of profitable operating history.

The Company has net operating loss carry-forwards of approximately $162,908.  Such amounts are subject to IRS code section 382 limitations and begin to expire in 2029. The tax years from 2019 to 2022 are still subject to audit.

NOTE 10 – SUBSEQUENT EVENTS

On November 4, 2021, the Company filed a lawsuit for declaratory relief, seeking an order declaring void 32,942,624 shares of its common stock, representing 65.7% of the current issued and outstanding shares, that were held Mr. Tadashi Ishikawa, the former CEO of the Company. On May 19, 2022, the Court ruled that the Motion for Entry of Default Final Judgement was granted and the Court declared the 32,942,624 shares of common stock in APSI issued to Tadashi Ishikawa, held in Book Entry, void and cancelled.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the year ended March 31, 2022 and 2021.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Principal Financial Officer in connection with the above annual evaluation.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of March 31, 2022, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer who also serves as our Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2018, that has materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, positions and dates of appointment of our current directors and executive officers.

Name	Age	Position	Date Appointed
Stephen Carnes	58	Chief Executive Officer and Sole Director	December 2020

Since December 2020, Mr. Carnes has served as our Chief Executive Officer and sole director. Since January 2017, Mr. Carnes has owned a company, Obduro, LLC, in which he provides management consulting services to companies to facilitate growth. Since July 2014, he has also owned Powcar Properties, LLC, where he acts as a landlord for rental properties. Mr. Carnes graduated from Indiana University with a Degree in Business Administration.

Mr. Carnes has not been involved in any negative legal proceedings as enumerated in Item 401(f) of Regulation S-K in the past 10 years.

Directors’ Term of Office

The term of office of our director expires at the Company’s annual meeting of stockholders or until his successor is duly elected and qualified. Our sole director is not a party to any arrangement or understanding pursuant to which he was or is to be elected as a director.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee and compensation committee. We do not have an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act. The board of directors believes that its members are financially literate and experienced in business matters and are capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The board of directors believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock. Such officers, directors and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors, which is filed as an exhibit to this Annual Report on Form 10-K. We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

Procedure for Nominating Directors

We have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listed in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

ITEM 11. EXECUTIVE COMPENSATION

2022 Summary Compensation Table

The following table sets forth information with respect to the compensation awarded or paid to our named executive officers during the fiscal years ended March 31, 2022 and 2021 (collectively, the “named executive officers”) for all services rendered in all capacities to us in fiscal 2022 and 2021.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Carnes	2022	0	(1)	0	0	0	0	0	0	0
Chief Executive Officer	2021	0		0	0	0	0	0	0	0

(1)	No compensation has been paid to date to Mr. Carnes and the Company has not entered into a compensation agreement with Mr. Carnes.

There are no outstanding options, warrants or equity awards.

Director Compensation

The Company’s directors are not compensated for their services as directors of the Company.

Employment Agreements

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our voting stock as of March 31, 2022, by:

-	Each director and each of our Named Executive Officers,
-	All executive officers and directors as a group, and
-	Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

As of March 31, 2022, there were 50,146,804 shares of our common stock, 0 shares of our Preferred A Stock, and 500,000 of our Preferred B Stock outstanding.

The number of shares of stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 31, 2022, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and address of Beneficial Owner	Amount of Beneficial Ownership(1)				Percent of Common Stock(2)	Percent of Preferred Class A Stock(3)	Percent of Preferred Class B Stock(4)	Percent of Total Voting Stock(5)
	Common Stock	Preferred Class B Stock		Preferred Class A Stock
Named Executive Officers and Directors:
Stephen Carnes 2180 Park Ave N. Unit 200 Winter Park, FL	0	500,000	(6)	0	0.0%	0.0%	100.0%	90.8%
All executive officers and directors as a group (1 person)	0	500,000	(7)	0	0.0%	0.0%	100.0%	90.8%

5% Stockholders:
Tadashi Ishikawa 2-7-17 Omori Honocyo OTA-KU Tokyo, Japan	32,942,624	0		0	65.6%	0.0%	0.0%	5.9%

1.	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

2.	Based on 50,146,804 shares of Common Stock outstanding on March 31, 2022.

3.	Based on 0 shares of Series A Preferred Stock outstanding on March 31, 2022.

4.	Based on 500,000 shares of Series B Preferred Stock outstanding on March 31, 2022.

5.	As of March 31, 2022, Stephen Carnes does not hold any shares of common stock. The percent of total voting stock reflects the percentage of total voting shares, as the Holders of the Series B Preferred Stock are entitled to 1,000 (One Thousand) votes per every 1 (one) share of Series B Preferred Stock, and Stephen Carnes owns 500,000 shares of Series B Preferred Stock, which entitles him to 500,000,000 votes. If Stephen Carnes exercises his right to vote, this would result in 550,146,804 voting shares, and Stephen Carnes would hold 90.8% of the then-outstanding voting shares.

6.	Represents 500,000,000 shares of common stock which Stephen Carnes has the right to acquire upon conversion of 500,000 shares of Series B Preferred Stock held by Stephen Carnes. Each share of the Series B Preferred Stock is convertible into 1,000 shares of common stock, subject to customary adjustments for stock splits, etc., and has a number of votes equal to the number of shares of common stock into which it is convertible, voting with the common stock together as one class.

7.	Stephen Carnes is the Company’s sole executive officer and director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We maintain our principal executive office at 2180 North Park Ave, Suite 200, Winter Park, FL 32789, which is leased to us by Obduro, LLC. Obduro, LLC is owned by our CEO, Stephen Carnes. The monthly rent for this office space is $2,000.00 per month.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Director Independence

The Company is not listed on any exchange that requires director independence requirements, or any exchange at all at this time. We have not established our own definition for determining whether our director and nominees for directors are “independent” nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though Mr. Carnes, our sole director, would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees including expenses billed to us for the years ended March 31, 2022 and 2021 for professional services performed:

	2022	2021
Hudgens CPAs, PLLC	$25,500	$15,000

Tax Fees	–	–
All Other Fees	–	–
Total	$25,500	$15,000

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2022:

1.    Reports of Independent Registered Public Accounting Firms

2.    Balance Sheets as of March 31, 2022 and 2021

3.    Statements of Operations for the years ended March 31, 2022 and 2021

4.    Statement of Changes in Stockholders’ Equity (Deficit) as of March 31, 2022 and 2021

5.    Statements of Cash Flows for the years ended March 31, 2022 and 2021

6.    Notes to the Financial Statements

All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

The following exhibits are either filed as part of this report or are incorporated herein by reference:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation filed December 9, 2010
3.1.1	Certificate of Amendment to the Articles of Incorporation filed August 5, 2014
3.1.2	Certificate of Amendment by Custodian dated December 7, 2020
3.2	Certificate of Designation filed September 9, 2015
3.2.1	Certificate of Amendment to Designation filed December 7, 2020
3.3	Bylaws of the Registrant dated December 9, 2010
10.1	Custodian Services Agreement dated December 1, 2020
31.1*	Certification of Principal Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Custodial Order filed December 1, 2020
99.2	Certificate of Reinstatement/Revival dated December 7, 2020
99.3	Order to Discharging Custodian filed March 4, 2021
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Aqua Power Systems, Inc.

Date: June 29, 2022	By: /s/ Stephen Carnes Name: Stephen Carnes Title: Chief Executive Officer

