Form 10-K/A
period 2022-03-31
AQUA POWER SYSTEMS INC.
filed 2022-06-30
CIK 1553264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 29, 2022, we had 17,204,180 shares of our common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2022 Form 10-K”) of Aqua Power Systems, Inc. (the “Company”) for the year ended March 31, 2022 (“Fiscal 2022”), as filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2022.  We are filing this Amendment to amend the Cover Page of the 2022 Form 10-K to amend an error in reporting the issued and outstanding shares as of the date of filing.

The cover page of the Form 10-K is amended to read “As of June 29, 2022, we had 17,204,180 shares of our common stock issued and outstanding.”

Except as described above, no other changes have been made to the 2022 Form 10-K. The 2022 Form 10-K continues to speak as of the date of the 2022 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2022 Form 10-K other than as expressly indicated in this Amendment.

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

Aqua Power Systems, Inc.

Date: June 30, 2022	By: /s/ Stephen Carnes Name: Stephen Carnes Title: Chief Executive Officer

