Form 10-Q
period 2022-06-30
AQUA POWER SYSTEMS INC.
filed 2022-07-27
CIK 1553264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File No. 000-53554

AQUA POWER SYSTEMS INC.
(Exact name of Registrant as specified in its charter)

Nevada	27-4213903
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2180 Park Avenue North, Unit 200 Winter Park, FL	32789
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (407) 674-9444

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , par $0.0001	APSI	OTC Markets Pink

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

As of July 27, 2022, we had 17,204,180 shares of our common stock issued and outstanding.

AQUA POWER SYSTEMS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AQUA POWER SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2022 (unaudited)	As of March 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$95,339	$130,778
Digital currency	1,726	1,726
Total Current Assets	97,065	132,504

Other Assets
Intangible asset	23,229	23,229
Total Other Assets	23,229	23,229

Total Assets	$120,294	$155,733

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable and accrued expenses - related party	$38,990	$32,990
Notes payable - related party	30,055	30,055
Total Liabilities	69,045	63,045

Shareholders' Equity (Deficiency)
Undesignated Preferred Stock, $0.001 par value, 4,000,000 shares authorized, at June 30, 2022 and March 31, 2022, there were none issued and outstanding, respectively	–	–
Preferred A Stock, $0.001 par value; 5,000,000 shares authorized, at June 30, 2022 and March 31, 2022, there were none issued and outstanding, respectively	–	–
Preferred B Stock $0.001 par value 1,000,000 shares authorized, at June 30, 2022 and March 31, 2022, there were 500,000 and 500,000 issued and outstanding, respectively	500	500
Common stock, $0.0001 par value; 200,000,000 shares authorized, at June 30, 2022 and March 31, 2022, there were 17,204,180 and 50,146,804 issued and outstanding, respectively	1,720	5,014
Additional paid-in capital	654,170	650,876
Accumulated deficit	(605,141)	(563,702)
Total Shareholders' Equity (Deficit)	51,249	92,688)

Total Liabilities and Shareholders' Equity (Deficit)	$120,294	$155,733

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021

Revenue	$–	$–

Operating Expenses
Professional fees	35,439	37,304
Rent	6,000	6,000
Total Operating Expenses	41,439	43,304

Loss from Operations	(41,439)	(43,304)

Other Income (Expense)
Interest expense	–	(17,223)
Total Other Income (Expense)	–	(17,223)

NET INCOME (LOSS)	$(41,439)	$(60,527)

Net Income (Loss) Per Share – Basic	$0.00	$0.00
Net Income (Loss) Per Share – Diluted	$0.00	$0.00

Weighted average number of shares outstanding during the year – Basic	34,773,579	59,143,609
Weighted average number of shares outstanding during the year – Diluted	34,773,579	59,143,609

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

For the 3 months ended June 30, 2022 and 2021

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	($)	($)	($)
Balance March 31, 2021	–	–	500,000	500	59,066,942	5,906	6,810	(1,118,613)	(1,105,397)
Issuance of shares for subscription agreement	–	–	–	–	100,000	10	199,990	–	200,000
Net loss	–	–	–	–	–	–	–	(60,527)	(60,527)
Balance June 30, 2021	–	–	500,000	500	59,166,942	5,916	206,800	(1,179,140)	(965,924)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	($)	($)	($)
Balance March 31, 2022	–	–	500,000	500	50,146,804	5,014	650,876	(563,702)	92,688
Cancellation of shares	–	–	–	–	(32,942,624)	(3,294)	3,294	–	–
Net income	–	–	–	–	–	–	–	(41,439)	(41,439)
Balance June 30, 2022	–	–	500,000	500	17,204,180	1,720	654,170	(605,141)	51,249

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net Loss	$(41,439)	$(60,527)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses – related party	6,000	8,500
Increase (decrease) in accrued interest	–	17,223
Net Cash Used In Operating Activities	(35,439)	(34,804)

Cash Flows From Investing Activities:
Net Cash Used in Investing Activities	–	–

Cash Flows From Financing Activities:
Proceeds from common stock sale	–	200,000
Proceeds from note payable - related party	–	–
Net Cash Provided by Financing Activities	–	200,000

Net Increase (Decrease) in Cash	(35,439)	165,196

Cash at Beginning of Period	130,778	–

Cash at End of Period	$95,339	$165,196

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing activities:
Cancellation of shares	$3,294	$–

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated no revenues for the three months ended June 30, 2022. The Company reported net loss of $(41,439) and has an accumulated deficit of ($605,141) and used cash for operations of $35,439. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon, among other things, the Company’s ability to execute its plans by acquiring assets and begin generating revenue. The Company currently relies on its ability to obtain financing through the sale of securities and funding from related parties. No assurance can be given that the Company will be successful in these efforts in the future.

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

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, “Cash and Cash Equivalents”, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and March 31, 2022, respectively.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at June 30, 2022.

Financial Instruments

The Company’s balance sheet is limited to organizational startup costs due to the Acquisition in December 2020. ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented. As of June 30, 2022, the Company does not have any Long-Lived Assets and we did not recognize any impairment losses for any periods presented.

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). As of June 30, 2022, the Company did not have any Fixed Assets.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. As of June 30, 2022, the company did not have any stock-based transactions.

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of June 30, 2022 and March 31, 2022 there were 500,000,000 shares issuable upon conversion of preferred shares.

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

NOTE 4 – NOTES PAYABLE

Effective August 5, 2021, the Eighth Judicial District Court of Clark County, Nevada granted a motion to bar any asserted and unasserted claims against the assets of the Company prior to the date of judgment. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to all notes due by the Company prior to August 5, 2021 have been recorded as a gain on extinguishment of debt on the income statement.

NOTE 5 – RELATED PARTY TRANSACTIONS

Effective August 5, 2021, the Eighth Judicial District Court of Clark County, Nevada granted a motion to bar any asserted and unasserted claims against the assets of the Company prior to the date of judgment. In connection with the court’s ruling on August 5, 2021, relieving the Company of its obligations on past debts, the principal and accrued interest related to all notes due by the Company prior to August 5, 2021 (with the exception of the transactions noted below with a current officer of the Company) have been recorded as a contribution of capital in equity due to the prior related party nature of the note.

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

NOTE 6 – INTANGIBLE ASSETS

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

NOTE 7 – SHAREHOLDERS’ EQUITY

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

During September 2021, as a result of a court order, the Company canceled a total of 9,020,138 shares of its common stock. Specifically, 6,330,138 of these shares were held by Silverton SA as disclosed in prior filings and canceled on September 22, 2021, and 2,690,000 of these shares were held by Paramount Trading Company and canceled on September 24, 2021.

On November 4, 2021, the Company filed a lawsuit for declaratory relief, seeking an order declaring void 32,942,624 shares of its common stock that were held Mr. Tadashi Ishikawa, the former CEO of the Company. On May 19, 2022, the Court ruled that the Motion for Entry of Default Final Judgement was granted and the Court declared the 32,942,624 shares of common stock in APSI issued to Tadashi Ishikawa, held in Book Entry, void and cancelled.

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

NOTE 8 – SUBSEQUENT EVENTS

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

Employees and Board Members

The Company currently has no employees. The business of the Company will be managed by its officers and directors and such officers or directors which may join the Company in the future, and who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time.

On April 27, 2022, the Board of Directors appointed Robert Morris to the Board of Directors, effective May 1, 2022. Mr. Morris joins the Board of Directors to assist with merger and acquisition initiatives. Mr. Morris is a graduate of Indiana University (Bloomington) and has served as a State Representative in the Indiana House of Representatives since 2010. In the Indiana House of Representatives, Mr. Morris serves on the following committees: Commerce, Small Business and Economic Development (Chairman), Utilities, Energy and Telecommunications, Roads and Transportation.

Results of Operations for the three months ended June 30, 2022 and 2021

For the three months ended June 30, 2022 and 2021, we have neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until we are able to execute our business plan and secure the rights to offer products to the market.

For the three months ended June 30, 2022, we incurred total operating expenses of $41,439 which included professional fees of $35,439 and rent of $6,000. As a result, we had a net loss of $41,439 for the three months ended June 30, 2022.

For the three months ended June 30, 2022, we incurred total operating expenses of $49,304 which included professional fees of $43,304 and rent of $6,000, in addition we had interest expenses of $17,223. As a result, we had a net loss of $60,527 for the three months ended June 30, 2021.

Liquidity and Capital Resources

Operating Activities

For the three months ended June 30, 2022, we had a net loss of $41,439. For the three months ended June 30, 2022, we had an increase in accrued expenses – related party of $6,000. As a result, we had net cash used in operating activities of $35,439 for the three months ended June 30, 2022.

For the three months ended June 30, 2021, we had a net loss of $60,527. For the three months ended June 30, 2021, we had an increase in accrued expenses – related party of $8,500, and an increase in accrued interest of $17,223. As a result, we had net cash used in operating activities of $34,804 for the three months ended June 30, 2021.

Investing Activities

For the three months ended June 30, 2022 and 2021, we did not pursue any investing activities.

Financing Activities

For the three months ended June 30, 2022, we did not pursue any financing activities.

For the three months ended June 30, 2021, we had proceeds from the sale of our common stock for cash of $200,000. As a result, we had net cash provided by financing activities of $200,000 for the three months ended June 30, 2021.

Plan of Operation

Over the next twelve months, we expect to incur costs and expenses related to:

•	maintaining our corporate existence, such as annual fees due to the State of Nevada;
•	filing periodic reports under the Exchange Act, including filing, accounting and legal fees;
•	investigating and analyzing targets and possibly consummating a business transaction.

We expect to incur costs associated with filing reports under the Exchange Act over the next twelve months of approximately $25,000 to $50,000. Costs associated with investigating and analyzing targets and possibly consummating a business transaction are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business transaction with a profitable target business, if ever. We estimate that these costs will be in the range of to $30,000 to $55,000 per year, and that we will be able to meet these costs as necessary, with funds from the aforementioned private placement.

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

Aqua Power Systems, Inc.

Date: July 27, 2022	By: /s/ Stephen Carnes Name: Stephen Carnes Title: Chief Executive Officer

