Form 10-Q
period 2022-09-30
AQUA POWER SYSTEMS INC.
filed 2022-11-10
CIK 1553264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2022

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

As of October 24, 2022, we had 17,204,180 shares of our common stock issued and outstanding.

AQUA POWER SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AQUA POWER SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2022 (unaudited)	As of March 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$82,315	$130,778
Digital currency	596	1,726
Total Current Assets	82,911	132,504

Other Assets
Intangible asset	7,850	23,229
Total Other Assets	7,850	23,229

Total Assets	$90,761	$155,733

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable and accrued expenses - related party	$44,990	$32,990
Notes payable - related party	30,055	30,055
Total Liabilities	75,045	63,045

Shareholders' Equity (Deficiency)
Undesignated Preferred Stock, $0.001 par value, 4,000,000 shares authorized, at September 30, 2022 and March 31, 2022, there were none issued and outstanding, respectively	–	–
Preferred A Stock, $0.001 par value; 5,000,000 shares authorized, at September 30, 2022 and March 31, 2022, there were none issued and outstanding, respectively	–	–
Preferred B Stock $0.001 par value 1,000,000 shares authorized, at September 30, 2022 and March 31, 2022, there were 500,000 and 500,000 issued and outstanding, respectively	500	500
Common stock, $0.0001 par value; 200,000,000 shares authorized, at September 30, 2022 and March 31, 2022, there were 17,204,180 and 50,146,804 issued and outstanding, respectively	1,720	5,014
Additional paid-in capital	654,170	650,876
Accumulated deficit	(640,674)	(563,702)
Total Shareholders' Equity (Deficit)	15,716	92,688

Total Liabilities and Shareholders' Equity (Deficit)	$90,761	$155,733

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Revenue	$–	$–	$–	$–

Operating Expenses
Professional fees	13,024	19,103	48,463	56,407
Rent	6,000	6,000	12,000	12,000
Total Operating Expenses	19,024	25,103	60,463	68,407

Profit (Loss) from Operations	(19,024)	(25,103)	(60,463)	(68,407)

Other Income (Expense)
Gain on extinguishment of debt	–	678,233	–	678,233
Loss of value of digital assets	(16,509)	–	(16,509)	–
Interest expense – related party	–	(2,743)	–	(9,304)
Interest expense – other	–	(4,144)	–	(14,796)
Total Other Income (Expense)	(16,509)	671,346	(16,509)	654,133

Provision for Income Taxes	–	–	–	–

NET PROFIT (LOSS)	$(35,533)	$646,243	$(76,972)	$585,726

Net Profit (Loss) Per Share – Basic	$0.00	$0.01	$0.00	$0.01
Net Profit (Loss) Per Share – Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Shares Outstanding – Basic	17,204,180	58,510,007	25,892,345	58,788,474
Weighted Average Number of Shares Outstanding – Diluted	17,204,180	558,510,007	25,892,345	558,788,474

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

For the 6 months ended September 30, 2022 and 2021

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	($)	($)	($)
Balance March 31, 2021	–	–	500,000	500	59,066,942	5,906	6,810	(1,118,613)	(1,105,397)
Issuance of shares for subscription agreement	–	–	–	–	100,000	10	199,990	–	200,000
Net loss	–	–	–	–	–	–	–	(60,517)	(60,517)
Balance June 30, 2021	–	–	500,000	500	59,166,942	5,916	206,800	(1,179,130)	(965,914)
Cancellation of shares	–	–	–	–	(9,020,138)	(902)	902	–	–
Net income	–	–	–	–	–	–	–	646,243	646,243
Balance Sept 30, 2021	–	–	500,000	500	50,146,804	5,014	207,702	(532,887)	(319,671)

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	($)	($)	($)
Balance March 31, 2022	–	–	500,000	500	50,146,804	5,014	650,876	(563,702)	92,688
Cancellation of shares	–	–	–	–	(32,942,624)	(3,294)	3,294	–	–
Net loss	–	–	–	–	–	–	–	(41,439)	(41,439)
Balance June 30, 2022	–	–	500,000	500	17,204,180	1,720	654,170	(605,141)	51,249
Net loss	–	–	–	–	–	–	–	(35,533)	(35,533)
Balance Sept 30, 2022	–	–	500,000	500	17,204,180	1,720	654,170	(640,674)	15,716

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net Income (Loss)	$(76,972)	$585,726
Adjustments to reconcile net loss to net cash used in operations
Gain on extinguishment of debt	–	(678,233)
Loss on value of digital assets	16,509	–
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses – related party	12,000	18,000
Increase (decrease) in accrued interest	–	24,100
Net Cash Used In Operating Activities	(48,463)	(50,407)

Cash Flows From Investing Activities:
Net Cash Used in Investing Activities	–	–

Cash Flows From Financing Activities:
Proceeds from common stock sale	–	200,000
Proceeds from note payable - related party	–	–
Net Cash Provided by Financing Activities	–	200,000

Net Increase (Decrease) in Cash	(48,463)	149,593

Cash at Beginning of Period	130,778	–

Cash at End of Period	$82,315	$149,593

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing activities:
Cancellation of shares	$3,294	$902

See accompanying notes to condensed consolidated financial statement

AQUA POWER SYSTEMS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated no revenues for the six months ended September 30, 2022. The Company reported net loss of $(76,972) and has an accumulated deficit of ($640,674) and used cash for operations of $48,463. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon, among other things, the Company’s ability to execute its plans by acquiring assets and begin generating revenue. The Company currently relies on its ability to obtain financing through the sale of securities and funding from related parties. No assurance can be given that the Company will be successful in these efforts in the future.

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

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, “Cash and Cash Equivalents”, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and March 31, 2022, respectively.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at September 30, 2022.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented. As of September 30, 2022, the Company does not have any Long-Lived Assets and we did not recognize any impairment losses for any periods presented.

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). As of September 30, 2022, the Company did not have any Fixed Assets.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. As of September 30, 2022, the company did not have any stock-based transactions.

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. As of September 30, 2022 and March 31, 2022 there were 500,000,000 shares issuable upon conversion of preferred shares.

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

NOTE 6 – INTANGIBLE ASSETS

On February 14, 2022, the Company acquired a digital asset commonly referred to as “land” within the Sandbox metaverse. The Sandbox is a decentralized, community-driven gaming ecosystem where creators can share and monetize voxel assets and gaming experiences on the Ethereum blockchain. The purchase price was 7.9 Ethereum (ETH). The digital asset (“land”) is an ERC-721 token on the Ethereum network commonly referred to as Sandbox Lands. The asset was valued based on the market rate of ETH on the date of transaction for a value of $23,229, due to the decline in the value of digital assets, the asset was revalued at $7,850 at September 30, 2022, based on the lowest value of ETH during the six months ended September 30, 2022. Management evaluated the asset for impairment and determined that no impairment was necessary.

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

NOTE 8 – SUBSEQUENT EVENTS

On October 6, 2022, Aqua Power Systems Inc. (“APSI”) entered into a Letter of Intent (“LOI”) to acquire all of the outstanding shares of Tradition Transportation Group, Inc. (“Tradition”). Terms of the LOI are attached as an Exhibit to this filing and incorporated by reference. Both APSI and Tradition request APSI shareholders and other interested parties respect and refrain from contacting Tradition or its employees and affiliates for details so as not to interrupt operations and the process of finalizing a transaction. APSI and Tradition shall in best efforts work toward Definitive Agreements as outlined in the LOI attached hereto.

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

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. As of the six months ended September 30, 2022, the Company had a cash balance of $82,315. Management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time of completing such initial registration. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Current Reports on Form 8-K, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. The Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Results of Operations for the three months ended September 30, 2022 and 2021

For the three months ended September 30, 2022 and 2021, we have neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until we are able to execute our business plan and secure the rights to offer products to the market.

For the three months ended September 30, 2022, we incurred total operating expenses of $19,024 which included professional fees of $13,024 and rent of $6,000, in addition we incurred a loss on the value of digital assets of $16,509. As a result, we had a net loss of $35,533 for the three months ended September 30, 2022.

For the three months ended September 30, 2021, we incurred total operating expenses of $25,103 which included professional fees of $19,103 and rent of $6,000. We had a gain on the extinguishment of debt of $678,233, and interest expenses of $6,887. As a result, we had net income of $646,243 for the three months ended September 30, 2021.

Results of Operations for the six months ended September 30, 2022 and 2021

For the six months ended September 30, 2022 and 2021, we have neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until we are able to execute our business plan and secure the rights to offer products to the market.

For the six months ended September 30, 2022, we incurred total operating expenses of $60,463 which included professional fees of $48,463 and rent of $12,000, in addition we incurred a loss on the value of digital assets of $16,509. As a result, we had a net loss of $76,972 for the six months ended September 30, 2022.

For the six months ended September 30, 2021, we incurred total operating expenses of $68,407 which included professional fees of $56,407 and rent of $12,000. We had a gain on the extinguishment of debt of $678,233, and interest expenses of $24,100. As a result, we had net income of $585,726 for the three months ended September 30, 2021.

Liquidity and Capital Resources

Operating Activities

For the six months ended September 30, 2022, we had a net loss of $76,972. For the six months ended September 30, 2022, we had a loss on valuation of digital assets of $16,509, an increase in accrued expenses – related party of $12,000. As a result, we had net cash used in operating activities of $48,463 for the six months ended September 30, 2022.

For the six months ended September 30, 2021, we had a net income of $585,726. For the six months ended September 30, 2021, we had a gain on the extinguishment of debt of $678,233, an increase in accrued expenses – related party of $18,000, and an increase in accrued interest of $24,100. As a result, we had net cash used in operating activities of $50,407 for the six months ended September 30, 2021.

Investing Activities

For the six months ended September 30, 2022 and 2021, we did not pursue any investing activities.

Financing Activities

For the six months ended September 30, 2022, we did not pursue any financing activities.

For the six months ended September 30, 2021, we had proceeds from the sale of our common stock for cash of $200,000. As a result, we had net cash provided by financing activities of $200,000 for the six months ended September 30, 2021.

Plan of Operation

Over the next twelve months, we expect to incur costs and expenses related to:

•	maintaining our corporate existence, such as annual fees due to the State of Nevada;
•	filing periodic reports under the Exchange Act, including filing, accounting and legal fees;
•	investigating and analyzing targets and possibly consummating a business transaction.

We expect to incur costs associated with filing reports under the Exchange Act over the next twelve months of approximately $25,000 to $50,000. Costs associated with investigating and analyzing targets and possibly consummating a business transaction are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business transaction with a profitable target business, if ever. We estimate that these costs will be in the range of $30,000 to $55,000 per year, and that we will be able to meet these costs as necessary, with funds from the aforementioned private placement.

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

 7

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

Aqua Power Systems, Inc.

Date: November 10, 2022	By: /s/ Stephen Carnes Name: Stephen Carnes Title: Chief Executive Officer

